Form 10-K405
period 1994-12-31
STEVENS GRAPHICS CORP
filed 1995-03-22
CIK 817644

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from          to         .

                         COMMISSION FILE NUMBER 1-9603

                               ----------------

                          STEVENS GRAPHICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                                 75-2159407
   (STATE OF OTHER JURISDICTION OF                    (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


        5500 AIRPORT FREEWAY                              76117
          FORT WORTH, TEXAS                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                               ----------------

  Registrants telephone number, including area code: (817) 831-3911 Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                      ON WHICH REGISTERED
- -------------------                    -----------------------
Series A Common Stock, $.10 Par Value  American Stock Exchange
Series B Common Stock, $.10 Par Value  American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,677,000 based upon the closing price of the registrant's Common Stock on such date, 6 7/8 and 7 3/4 per share for Series A and Series B stock, respectively, as reported by the American Stock Exchange. As of March 15, 1995, there were outstanding 7,139,243 shares of Series A stock and 2,234,959 shares of Series B stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statements for the annual meeting of stockholders of the Company to be held during 1995 are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          STEVENS GRAPHICS CORPORATION

                               TABLE OF CONTENTS

 FORM 10-K
 ITEM                                                                      PAGE
 ---------                                                                 ----
 PART I
    Item  1. Business...................................................     1
    Item  2. Properties.................................................     7
    Item  3. Legal Proceedings..........................................     7
    Item  4. Submission of Matters to a Vote of Security Holders........     8
 PART II
    Item  5. Market for the Registrant's Common Stock and Related
              Stockholders Matters......................................     9
    Item  6. Selected Financial Data....................................    10
    Item  7. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    11
    Item  8. Financial Statements and Supplementary Data................    15
    Item  9. Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    35
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    35
    Item 11. Executive Compensation.....................................    35
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    35
    Item 13. Certain Relationships and Related Transactions.............    35
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    36

                                     PART I

ITEM 1. BUSINESS.

  Stevens Graphics Corporation ("Stevens Graphics") was incorporated in Delaware in November 1986 to be a holding company for Stevens Corporation ("Stevens"), a Texas corporation that was incorporated in 1965. All references to the "Company" include Stevens Graphics and its subsidiaries and predecessors, unless the context otherwise requires.

GENERAL

  The Company designs, manufactures, markets and services printing and packaging press systems and related equipment. The Company manufactures equipment capable of converting and printing, among other items, bottle and can beverage container carriers, liquid container cartons, frozen and dry food cartons, airline tickets, computer forms, direct mailings, banknotes, stamps, lottery tickets and other security documents. The Company's line of printing presses include offset, flexographic, rotogravure and intaglio presses. These complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard size and special auxiliary functions.

  The Company's revenues are derived from the sale of printing presses, related package-making equipment, collators, and auxiliary equipment, parts and service. Representative customers of the Company have included Container Corporation of America; Deluxe Corp.; NCR Corporation; Moore Business Forms; Field Container; Eastman Kodak; Universal Packaging Company; James River Corporation; International Paper Company; Willamette Corporation and The Mead Corporation. Banknote and security printing system customers have included among others, Ashton-Potter, the U.S. Bureau of Engraving and Printing, Banque de France, and Bank of England Printing Works.

  All of the Company's presses are "web" presses which print on paper or other stock which is fed continuously from a roll or "web", as distinct from "sheet-fed" presses which print on precut sheets of paper or other stock. The advantages of "web-fed" presses over sheet-fed presses are that the rolls of paper or other stock may be purchased and processed at a significantly lower cost on a per sheet basis (for runs of over 50,000 copies) and that the presses can operate two to eight times faster. While web-fed equipment enjoys a significant market share in the business forms, packaging, and commercial segments of the printing industry; the current use of sheet fed presses is considerably more widespread in the packaging, currency and security segments of the printing industry. The Company believes that growth opportunities (via conversion of processes to web-fed) exists in these segments because of production efficiencies and technological advantages that the Company believes web-fed equipment enjoys over sheet-fed equipment.

HISTORICAL GROWTH AND RESTRUCTURING PLAN

  The Company historically has grown internally and through the acquisition of other printing and packaging equipment manufacturers to achieve its long-term strategy of offering more diversified and integrated product lines. The Company has implemented this strategy with the acquisitions of The Hamilton Tool Company ("Hamilton") in December 1986, Zerand Corporation ("Zerand") in February 1988, Bernal Rotary Systems, Inc. ("Bernal") in October 1988 and Post Machinery Company, Inc. ("Post") in June 1990. Additionally, the Company formed Stevens Security Systems, S.A. ("Stevens Security Systems") in Paris, France, in 1991 and Stevens Security Systems International, Inc. ("SSI") in 1994, to market banknote and security printing systems. Most recently, in January 1995, the Company acquired certain assets of a small French company engaged in the business of repair and service of printing presses to handle European customer requirements (see Note B of Notes to the Consolidated Financial Statements of the Company). The Company began a reorganization of its operating subsidiaries in March 1990. Zerand and Bernal were merged into the Zerand-Bernal Group, Inc. and Hamilton and Stevens were merged into the Hamilton-Stevens

Group, Inc., both Delaware corporations, in order to eliminate certain overlapping functions and redundant reporting requirements.

  Under restructuring plans announced in January 1991 and December 1991, the Company indicated its intention to sell certain assets, including portions or all of the assets or businesses of certain of its acquisitions. This has been substantially accomplished by (1) the $1.1 million sale of the Post factory in May 1992, (2) the $7.3 million sale of substantially all remaining Post assets in August 1993, and (3) the $5.0 million sale of a plant location in Grapevine, Texas in February 1994. The Company presently has no agreements with respect to any other sale of assets or businesses. No assurance can be given that the Company will make any additional significant sales of assets or businesses or as to what effect such sales, if any, will have on the Company's operations or financial condition. Pursuant to the Company's current debt agreements, the Company has only limited ability to make any additional acquisitions without the consent of its lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Hamilton Acquisition. In December 1986, the Company acquired Hamilton, a printing press manufacturer established in 1927. The Hamilton acquisition enabled the Company to significantly broaden its product lines to include presses and collators that serve additional needs of the commercial and business forms segments of the printing industry not served previously by the Company's products. Hamilton also manufactures offset equipment serving the packaging segment of the printing industry as well as intaglio presses serving the currency and securities segment.

  Zerand Acquisition. In February 1988, the Company acquired Zerand, which was established in 1962. Zerand specializes in manufacturing rotogravure and flexographic printing presses and reciprocating cutter-creasers serving the packaging segment of the printing industry. The acquisition of Zerand enabled the Company to provide complete in-line printing and processing systems for certain folding carton packaging operations.

  Bernal Acquisition. In October 1988, the Company acquired Bernal, which was established in 1972. Bernal is the primary domestic manufacturer of rotary cutter-creasers serving the packaging segment of the printing industry. In addition, Bernal manufactures hardened steel rotary dies and die sets which have applications in industries both inside and outside of the printing industry.

  Garber Assets Acquired. Certain assets of Garber Engineering ("Garber") were acquired in January 1989 by Stevens resulting in an augmented packaging product line including the current System 2000 flexographic press and cutter for the folding carton and liquid packaging segments of the printing industry.

  Post Acquisition and Sale. In June 1990, the Company acquired Post, which was established in 1984. Post designs, manufactures, markets, and services folding carton and corrugated box forming machinery and ancillary equipment for the packaging segment of the printing industry. Substantially all Post assets, operations and product technology were sold in August 1993 to Bobst Group, Inc. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Formation of Stevens Security Systems and SSI. In December 1991, the Company formed Stevens Security Systems to provide complete narrow and wide-web banknote and security document production systems on a world-wide basis. In May 1994, SSI was formed to manage the manufacture and coordinate all project efforts of all international banknote and security document production systems.

  SSMIO Assets Acquired. In January 1995, the Company acquired certain assets of Societe Specialisee dans le Materiel d'Imprimerie Offset ("SSMIO"), a small French company in bankruptcy. The Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI") to continue the service and repair business for European customer requirements, including the Company's installed base of equipment.

MARKETS AND PRODUCTS

  The Company's products are generally used within the printing industry, which itself consists of several segments, including commercial, newspapers, periodicals, specialty machines, business forms, book publishing, packaging, binding, banknotes, other security documents, and greeting cards. The Company's products are designed to serve the packaging, specialty commercial and banknotes and securities segments of the printing industry. The Company sells to customers on a worldwide basis. See Note N of the Notes to the Consolidated Financial Statements of the Company.

  Packaging. The Company markets its presses and related equipment to companies which manufacture packaging for products such as frozen food cartons, milk cartons, cereal boxes, flexible seasoning packets and other flexible and heavy-stock food and other packaging. The Company manufactures multiple size, web-offset, flexographic, and gravure printing presses and related components of an integrated system which will initially print the packaging and then cut, crease, slit, collate, and stack the packaging. The Company's reciprocating cutter-creasers and rotary cutter-creasers punch, perforate, cut and crease the packaging material as it exits the printing press. The Company's customers differentiate between reciprocating platen die cutters and rotary die cutting applications on the basis of speed, flexibility, changeover and other factors.

  The Company believes its packaging printing presses operate at higher speeds with lower labor costs than the printing presses predominately used by printers of food and other heavy-stock packaging products. Because of the technological advantages and production efficiencies that it believes its web-fed equipment enjoys over the sheet-fed equipment presently utilized by packaging printers, the Company believes that the packaging segment of the printing industry will be a primary source of growth in revenues in the immediate future.

  Specialty Commercial. The Company markets its presses to printers which produce products such as airline tickets, computer forms, stock and continuous multi-set business forms, snap-out forms and continuous forms. The Company services this market niche through production of web-fed offset presses and web-fed collators. In "offset" printing, the inked image is transferred (off-set) to an intermediate rubber blanket cylinder before it is printed on the paper web or other stock. Collators are machines that assemble in proper order numerous webs of preprinted and/or pre-processed paper to produce a completely finished form, or to interleave webs of carbonless or carbon paper between webs of printed paper.

  The Company also markets its presses to printers that produce direct mailings, place mats, film processing return envelopes, and a wide variety of other printed products. The Company services this market niche through the production of printing presses that are generally of a standard configuration, but which can be adapted by the customer to suit various print size requirements (a "multiple size press"). The Company's Multi-Size (R) presses are designed for use by small to medium-sized commercial printers that handle a variety of printed products and therefore have a requirement to change press sizes frequently. The size change is accomplished through exchanging the printing module inserts, which are designed to provide the printer the ability to use the same press to produce, cost effectively, a range of sizes of printed material. Cost effectiveness is achieved primarily through changing the press size to match the paper size and thereby minimize waste.

  The Company also markets and manufactures multiple size printing presses capable of printing up to fifteen colors for use in large-scale printing systems. These presses are high quality, heavy-duty automated machines and are used to produce multi-color newspaper inserts, direct mailings, pari-mutuel tickets, checks and a variety of other commercially printed products. The majority of the Company's large-scale presses require custom engineering and design work to meet customers' specific requirements or applications and are constructed to exacting tolerances. These larger presses are designed with an emphasis on high throughput and run at average press speeds of 1,000 to 2,000 feet per minute.

  The Company believes that its overall specialty commercial market is expanding domestically. However, while the business forms segment is mature and has declined domestically and in western Europe, we believe it still offers growth opportunities in several areas of the third world.

  Banknote and Securities. The Company markets its production and processing systems in the worldwide banknote and securities printing industry to entities which print banknotes, stamps, stock and bond certificates, passports, travelers checks, lottery tickets and other security documents. Banknote printing systems also include the ability to print, number, inspect and package complete sets of banknotes independent of manual intervention. The Company services this segment through the manufacture of intaglio presses which use engraved metal plates with recessed printing images to apply paste-like ink to paper under extreme pressure. In addition, certain currencies require presses that combine the offset and intaglio printing processes.

AUXILIARY EQUIPMENT, PARTS AND SERVICE

  The Company manufactures auxiliary equipment for its presses, collators, and die cutters. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing such as punching, perforating and folding. Auxiliary equipment also includes print towers to add additional colors and additional collating stations.

  The Company maintains a replacement parts inventory for its equipment. A standard repair or replacement part normally can be shipped to a customer within twenty-four hours after the order. To facilitate its parts and service business, the Company maintains a file of drawings and other records for individual machines it has built. The Company performs service on its customers' machines through a staff of highly trained service technicians.

  Historically, a significant portion of the Company's revenue has been attributable to purchases of auxiliary equipment by customers who already own equipment manufactured by the Company. The sale of auxiliary equipment and parts and the provision of services have been relatively stable components of the Company's business.

  In line with its program of strong customer service, the Company provides customers with product services and support through trained Company and dealer service representatives. Product services includes financing assistance, installation, field repairs, routine maintenance, replacement and repair parts, operator training and technical consulting services. Product services and support programs also are designed to promote the sale of auxiliary equipment.

  During fiscal 1994, approximately 27% of the Company's revenues were attributable to auxiliary equipment, parts and service.

MARKETING

  The Company's sales engineers and managers market the Company's products to a wide variety of United States, Canadian, European (western and eastern), Pacific Rim, and other international customers. In 1990, the Company opened a sales and service office in France to better serve its European customers. In 1995, a new operation (SSMI) was formed in France to continue and expand the service and repair business of the Company. In addition, the Company has expanded and restructured its system of international dealers through which it effects foreign sales. The Company's marketing efforts include advertising, participating in major domestic and international trade shows, customer symposiums, and conducting periodic product maintenance seminars. The Company conducts market research and analysis to study trends and participates in pertinent trade associations.

COMPETITION

  The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. Except for the banknote and securities products which are predominantly served by sheet-fed equipment made by De LaRue Giori, the Company believes that the segments of the printing industry in which it competes are served primarily by manufacturers of web-fed equipment. The Company's web-fed competitors include Bobst Group, Inc., M.A.N. Roland, De LaRue Giori, Komori-Chambon, Goebel, and Cerutti. The Company believes that competition is based primarily on product performance, web-fed versus sheet-fed technology, reliability, localized customer service, price and delivery.

  The Company believes that changes in currency valuations can affect the level of its foreign sales as well as its position in the United States markets relative to foreign competitors. Due to the significant length of time from the receipt of orders to the receipt of revenues, the Company believes that a prolonged shift in the value of the dollar can have a material effect on the Company's profitability. The Company periodically hedges certain firm foreign currency exchange transactions to minimize gains or losses on translation of foreign currencies to U.S. dollars.

BACKLOG

  The Company's backlog of unfilled orders was approximately $68.6 million and $39.6 million at December 31, 1994 and 1993, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Backlog and Orders".

EMPLOYEES

  At March 15, 1995, the Company had approximately 820 employees. Approximately 27% of the Company's employees are covered by a separate collective bargaining agreement. The collective bargaining agreement expires in December 1997. The Company has not experienced any strike or material work stoppage since a seven-week strike at its Hamilton, Ohio facilities in the fourth quarter of 1990 and believes that its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT EXPENDITURE

  See Note N of the Notes to the Consolidated Financial Statements of the Company for data relating to research and development expenditures. In addition to Company sponsored efforts, development work of varying amounts is funded by customers who are in need of specialized equipment or processes. Research and development costs are charged to operations as incurred.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

        NAME         AGE                  PRINCIPAL POSITION WITH THE COMPANY
        ----         ---                  -----------------------------------
Paul I. Stevens       80 Chairman of the Board, Chief Executive Officer and Director
Richard I. Stevens    56 President, Chief Operating Officer and Director
Allen J. Prochnow     44 Sr. Vice President, North American Operations
Kenneth W. Reynolds   56 Sr. Vice President Administration/Finance and Chief Financial Officer


  Paul I. Stevens founded Stevens in 1965 and founded the Company in 1986 to be a holding company for Stevens. He has served the Company as Chairman of the Board, Chief Executive Officer and a director since December 1986 and has served Stevens as an officer and a director since its inception. In 1974, Mr. Stevens founded Stevens Industries, Inc., a family-owned holding company which is an affiliate of the Company and of which he is the controlling stockholder. Mr. Stevens is the father of Richard I. Stevens.

  Richard I. Stevens has served as President and a director of the Company since December 1986 and Chief Operating Officer of the Company since April 1987. Mr. Stevens also served as Vice President and Assistant Secretary of the Company from December 1986 until April 1987. He has served Stevens in various capacities since its inception, including serving as its President from 1969 until December 1987, and has been a director of Stevens since 1969. Mr. Stevens is a stockholder, officer and director of Stevens Industries, Inc. Mr. Stevens is the son of Paul I. Stevens.

  Allen J. Prochnow has served as Senior Vice President in charge of North American Operations since November 1993, President of the Zerand-Bernal Group, Inc. since July 1, 1991, and Vice President of the Company from August 1991 to November 1993. Mr. Prochnow has over 20 years of industrial, financial, and management experience, including 15 years in the packaging equipment manufacturing industry. From October, 1990 to July 1991, he served as Group Vice President of Zerand-Bernal Group. Mr. Prochnow joined Zerand as Treasurer and Controller in the fall of 1979. In 1981, he was promoted to fill the new Zerand position of Vice President, Finance, and in early 1988, he was appointed to Vice President, Operations. From 1972 to 1979, Mr. Prochnow held various positions with Peat, Marwick and Mitchell and the West Bend Company, including Director of Planning and Financial Analyst with West Bend.

  Kenneth W. Reynolds has served the Company as Senior Vice President Finance and Administration and Chief Financial Officer since July 1993. From 1989 to June 1993, Mr. Reynolds served Baldwin Technology Company, Inc. as Vice President Finance and Administration and Chief Financial Officer. From 1987 to 1989, Mr. Reynolds served as Vice President Finance and Administration for Modicon Inc., an AEG Company (Germany). From 1974 to 1987, he held various positions with Harris Graphics Corporation and from 1965 to 1974, he held various positions with Moore Business Forms, Inc.

  Except as otherwise noted, no family relationships exist among the executive officers of the Company.

ITEM 2. PROPERTIES.

  The following are the locations of the Company's executive and principal manufacturing and research facilities.

                                                              APPROX. OWNED OR
         LOCATION                         USE                 SQ. FT.  LEASED
         --------                         ---                 ------- --------
 Fort Worth, Texas         Executive offices                   12,400  Leased
 Hamilton, Ohio            Research facilities and            252,000  Owned
                            manufacturing of printing
                            presses, and collators,
                            administration offices and
                            sales facilities
 New Berlin, Wisconsin     Research facilities and             67,000  Owned
                            manufacturing of printing
                            presses, reciprocating cutter-
                            creasers, administration
                            offices and sales facilities
                           Manufacturing of printing           43,200  Leased
                            presses, research and storage
                            facilities
 Rochester Hills, Michigan Manufacturing of rotary pressure    42,000  Leased
                            dies, cutter-creasers, and
                            related equipment, research
                            facilities, administration
                            offices and sales facilities
 Fort Worth, Texas         Manufacturing facility and          74,000  Owned
                            administration offices

  An idle manufacturing facility in Grapevine, Texas was sold for $5.0 million in February 1994. See Notes F, K and M of the Notes to Consolidated Financial Statements of the Company for information relating to property, plant and equipment and leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to several significant legal proceedings. On December 5, 1990, Howard Lasker as the representative of an alleged class consisting of purchasers of the Company's common stock between October 18, 1989 and October 31, 1990, filed a lawsuit against the Company, and certain officers and directors of the Company. The suit was certified as a class action in March 1992. On February 26, 1993, notice of the pendency of the class action was mailed to stockholders of record of the Company and was published in the national edition of the Wall Street Journal. The action, which was filed in the United States District Court for the Northern District of Texas (Dallas Division), alleges that the defendants, during the class period, engaged in a course of action that deceived the investing public regarding the financial condition and prospects of the Company, that as a consequence, the market value of the Company's common stock was artificially inflated, and that the plaintiff and other members of the class purchased Company common stock during the class period at inflated prices. The plaintiff's written complaint, as amended, refers to statements contained in press releases issued by the Company, in certain periodic reports filed with the Securities and Exchange Commission, in its reports to shareholders for the year ended December 31, 1989 and for certain quarterly periods, and in remarks to shareholders at the Company's annual meeting held in May 1990. The amended complaint alleges violations of the federal securities laws and Texas statutory provisions dealing with real estate and stock transactions, as well as negligent misrepresentation. The plaintiff seeks to recover on behalf of the class both actual and exemplary damages, interest, and attorney and expert fees. The officers and directors of the Company named as defendants will be indemnified by the Company to the full extent permitted by applicable law, in accordance with the Company's bylaws, from costs and liabilities arising from this action. The lawsuit was set for trial for February 1995, but was not reached on the docket. As of March 15, 1995, a new trial date had not been set. The Company believes that the allegations in this lawsuit are substantially without basis and intends to vigorously pursue its defenses.

  In February 1990, the Environmental Protection Agency (the "EPA") issued a Notice of Potential Liability and Request for Participation in Cleanup Activities to approximately sixty parties, including Post

Machinery Company, Inc., a subsidiary of the Company, in relation to the disposition of certain substances which could be characterized as "hazardous wastes" which purportedly were taken to the Coakley Landfill Site ("Coakley Site") in North Hampton, New Hampshire prior to 1982. A committee representing the potentially responsible parties ("PRPs") negotiated a 1992 settlement with EPA and the State of New Hampshire covering the closure and capping of the Coakley Site. The PRPs also agreed that certain of the PRPs, including Post, would no longer be obligated to participate in the cleanup at the Coakley Site in return for a contribution of a fixed amount into escrow, and such PRPs be indemnified by certain of the remaining PRPs from further liability under the EPA's action. Post contributed $86,719 under this agreement. EPA is currently conducting an investigation of ground water conditions under a wetlands area adjacent to the site. EPA has not given notice to the Company of potential liability for ground water under the wetlands. There can be no assurances that no further claims will be brought related to the Coakley Site, or sites affected by contamination from the Coakley Site, or that any claims which might be brought would be covered by the settlement or the agreement described above. The Company believes it is fully indemnified with respect to its contribution for those matters covered by the Group Participation Agreement. In connection with the aforementioned environmental claim, the Company received indemnification from Post's predecessor, PXL Holdings Corporation for its costs in connection with the Coakley matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's Series A Stock and Series B Stock are listed on the American Stock Exchange under the symbols SVGA and SVGB, respectively. As of March 15, 1995, approximately 7,139,200 shares of Series A Stock were outstanding held by approximately 2,000 holders of record, and 2,234,900 shares of Series B Stock were outstanding held by approximately 200 holders of record.

  The following table sets forth for the periods indicated the range of the high and the low closing sale prices per share for the Series A Stock and the Series B Stock, all as reported on the composite Tape of American Stock Exchange Listed Issues.

                                                                   HIGH   LOW
                                                                  ------ ------
      Series A Stock:
        Year Ended December 31, 1993
          First Quarter.......................................... $7 1/2 $4 7/8
          Second Quarter.........................................  6 3/8  5 1/8
          Third Quarter..........................................  6 7/8  5 1/8
          Fourth Quarter.........................................  7 1/8  6 1/4
        Year Ending December 31, 1994:
          First Quarter..........................................  7 1/2  5 1/2
          Second Quarter.........................................  6 5/8  5 1/4
          Third Quarter..........................................  6 1/8    5
          Fourth Quarter.........................................  8 3/8  5 3/4
        First Quarter 1995 (through March 15, 1995)..............  8 1/8  6 7/8
      Series B Stock:
        Year Ended December 31, 1993:
          First Quarter..........................................  7 1/8  4 1/2
          Second Quarter.........................................  6 1/2  5 1/4
          Third Quarter..........................................  6 1/4  5 3/8
          Fourth Quarter.........................................  7 3/8  6 1/2
        Year Ending December 31, 1994:
          First Quarter..........................................  8 5/8  7 3/8
          Second Quarter.........................................  7 1/2    7
          Third Quarter..........................................  7 1/8  7 1/8
          Fourth Quarter.........................................    9      7
        First Quarter 1995 (through March 15, 1995)..............  8 3/8  7 3/4

  The Company has not paid cash dividends on its capital stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's capital stock in the foreseeable future. If, however, cash dividends are paid, such dividends will be paid equally to holders of Series A Stock and Series B Stock on a share-for-share basis. For a discussion of restrictions of the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note I of the Notes to Consolidated Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following tables set forth selected historical financial information for the indicated periods for the Company. The historical information is derived from the Consolidated Financial Statements of the Company.

  The Company's acquisition of Post effective as of June 1, 1990, was accounted for as a purchase. As a result, the operations and financial position of Post are included in the financial statements of the Company through 1993. Substantially all assets, operations and product technology of Post were sold to Bobst Group, Inc. in 1993 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B of Notes to Consolidated Financial Statements of the Company).

                         SELECTED FINANCIAL INFORMATION

                             INCOME STATEMENT DATA

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1994      1993     1992      1991      1990
                                --------  --------  -------  --------  --------
Net Sales.....................  $106,694  $103,762  $84,160  $ 78,938  $117,431
Cost of sales.................    81,009    79,476   67,131    61,937    86,808
                                --------  --------  -------  --------  --------
Gross Profit..................    25,685    24,286   17,029    17,001    30,623
Selling, general and
 administrative expense.......    17,211    17,477   16,089    21,619    30,414
Restructuring Charge (3)......       --        --       --      4,000     5,000
                                --------  --------  -------  --------  --------
Operating income (loss).......     8,474     6,809      940    (8,618)   (4,791)
Other income (expense)........    (4,139)   (3,940)  (5,647)   (7,742)   (6,802)
                                --------  --------  -------  --------  --------
  Income (loss) before income
   taxes, extra- ordinary
   items and cumulative effect
   of accounting change.......     4,335     2,869   (4,707)  (16,360)  (11,593)
Income tax (expense) benefit..    (1,908)   (2,098)   1,525     2,825     3,820
                                --------  --------  -------  --------  --------
  Income (loss) before
   extraordinary items and
   cumulative effect of
   accounting change..........     2,427       771   (3,182)  (13,535)   (7,773)
Extraordinary items (2).......       (85)      --     4,033       --        --
Cumulative effect of change in
 method of accounting for
 income taxes (1).............       --        412      --        --        --
                                --------  --------  -------  --------  --------
  Net income (loss)...........  $  2,342  $  1,183  $   851  $(13,535) $ (7,773)
                                ========  ========  =======  ========  ========
Income (loss) per common share
 before extra-ordinary items
 and cumulative effect of
 accounting change............  $   0.26  $   0.08  $ (0.36) $  (1.50) $  (0.87)
Extraordinary items per common
 share (2)....................      (.01)      --      0.45       --        --
Cumulative effect of
 accounting change per common
 share (1)....................       --       0.05      --        --        --
                                --------  --------  -------  --------  --------
  Net income (loss) per common
   share......................  $   0.25  $   0.13  $  0.09  $  (1.50) $  (0.87)
                                ========  ========  =======  ========  ========
Weighted average shares
 outstanding..................     9,256     9,129    9,017     9,014     8,918
                                ========  ========  =======  ========  ========

                               BALANCE SHEET DATA

                                 (IN THOUSANDS)

                                                    DECEMBER 31,
                                     -------------------------------------------
                                      1994     1993     1992     1991     1990
                                     ------- -------- -------- -------- --------
Cash and temporary investments...... $ 1,473 $  3,768 $ 10,507 $ 30,488 $ 10,366
Working capital.....................  16,692   16,737   25,546   33,268   36,824
Total assets........................  94,041  106,147  108,548  132,756  156,275
Long-term debt......................  15,308   21,567   41,759   47,548   38,488
Total stockholders' equity..........  40,965   36,520   35,782   35,184   48,711

- --------
(1) Beginning January 1, 1993, income taxes were determined in accordance with SFAS No. 109. Accordingly, the cumulative effect of this accounting change in 1993 was a benefit of $412,000.
(2) Gain on involuntary conversion of assets in the 1992 Bernal fire and resulting benefit of utilization of a net operating loss for income taxes. Debt extinguishment costs incurred in 1994 related to the refinancing of long-term debt. See Notes I and Q of Notes to the Consolidated Financial Statements of the Company.
(3) The restructuring charges reflected the estimated costs of a restructuring plan which included closing some facilities, combinations of operating units, major personnel reassignments, reductions in number of employees, severance compensation, and some asset sales. The plan was designed to bring the Company's operating costs in line with the current order rates and the recession in the capital goods industry. The cash outlay in 1992 and 1993 for this restructuring was approximately equal to the restructuring charge. In 1992 and 1993, as expected, the Company realized lower ongoing operating costs and substantial cash from the sales of idle facilities and other assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  In August 1993, the Company sold a part of its packaging products business. Specific assets of Post, including the product technology and related intangibles were sold to Bobst Group, Inc., the U.S. operating unit of Bobst, S.A. of Switzerland. The agreement provided for the transfer of manufacturing operations over a four month transition period. Post retained its accounts receivable (approximately $1.2 million), its work-in-process and finished goods inventories (approximately $1.1 million) and its existing backlog of orders (approximately $5.9 million). Post also retained substantially all of its liabilities (approximately $2.5 million). The cash proceeds were approximately $7.3 million, of which $6 million was used to permanently reduce senior debt. Post contributed sales of approximately $13.5 million and income before interest, corporate charges and taxes of approximately $4.6 million for 1993, including a gain of $1.3 million on the sale of assets to Bobst Group, Inc.

  The Company's Bernal Division in Troy, MI sustained a major fire in June 1992. As part of the fire recovery program, the Bernal Division relocated operations to Rochester Hills, MI. While the Company initiated an immediate and aggressive rebuilding program, temporary delays were experienced in the delivery of new and repaired dies and equipment due to the capacity lost in the fire. The Bernal Division has placed into service substantially all pieces of replacement equipment and returned to full capacity during the first quarter of 1994.

  The Company's replacement cost fire insurance and business interruption insurance proceeds of $16.3 million in 1992, 1993, and 1994 were adequate to cover the damages. During the fourth quarter of 1992, the Company recognized a before-tax extraordinary gain of $5.3 million in connection with a settlement that concluded certain equipment claims with the insurance carrier. See Note Q of Notes to the Consolidated Financial Statements of the Company.

  Beginning January 1, 1993, income taxes were accounted for in accordance with SFAS No. 109. Accordingly, the benefit of this accounting change in 1993 was $412,000 ($0.05 per share).

RESULTS OF OPERATIONS

 Comparison of Years Ended December 31, 1994 and 1993

  Sales. The Company's sales for 1994 increased by $2.9 million compared to sales in 1993 due to increases in sales of packaging systems ($11.7 million) and specialty machines printing systems ($14.1 million) offset by decreases in banknote printing systems ($9.2 million) and the Post box forming systems sold in 1993 ($13.5 million).

  Gross Profit. The Company's gross profit for 1994 increased by $1.4 million compared to gross profit in 1993 due primarily to the increase in volume for packaging systems. Gross profit margin for 1994 increased to 24.1% of sales as compared to 23.4% of sales for 1993. This increase in gross profit margin in 1994 was due primarily to changes in product mix.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $0.3 million for 1994 compared to selling, general and administrative expenses in 1993 due to small decreases in personnel and related expenses in banknote printing systems operations. Selling, general and administrative expenses for 1994 were 16.1% of sales compared to 16.8% for 1993 due to increased sales.

  Other Income (Expense). The Company's interest expense decreased by $1.6 million for 1994 compared to interest expense in 1993 due to reduced borrowings by the Company as well as a slight decrease in interest rates. The reduced borrowings were the result of debt reductions in August 1993, February 1994, May 1994, and September 1994 through the application of proceeds from the sale of Post and a manufacturing facility in Grapevine, Texas, the refinancing of existing debt, and the sale of stock in September 1994. Interest income decreased by $0.3 million in 1994 as compared to interest income in 1993 due to the use of cash to reduce the Company's credit facilities. Other net expense increased in 1994 by $1.4 million as compared to 1993 primarily because a $1.3 million gain on sale of certain assets of Post was included in other income in 1993, with no such corresponding event in 1994.

 Comparison of Years Ended December 31, 1993 and 1992

  Sales. The Company's sales for 1993 increased by $19.6 million compared to sales in 1992 due to increases in sales of packaging systems ($19.1 million) and banknote printing systems ($2.5 million), offset by decreases in business forms and commercial printing systems ($2.2 million).

  Gross Profit. The Company's gross profit for 1993 increased by $7.3 million compared to gross profit in 1992 due primarily to the increase in volume for packaging systems. Gross profit margin for 1993 increased to 23.4% of sales as compared to 20.2% of sales for 1992. This increase in gross profit margin in 1993 was due primarily to changes in product mix and greater efficiencies achieved at higher production levels, offset by higher outsourcing costs resulting from the capacity lost in the Bernal fire and lower margins on certain product offerings to reduce inventory.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $1.4 million for 1993 compared to selling, general and administrative expenses in 1992 due to increases in sales and other personnel and related expenses in packaging and currency systems operations. Selling, general and administrative expenses for 1993 were 16.8% of sales compared to 19.1% for 1992 due to increased sales.

  Other Income (Expense). The Company's interest expense decreased by $1.1 million for 1993 compared to interest expense in 1992 due to reduced borrowing by the Company as a result of a $6 million permanent debt reduction in August 1993 as well as a slight decrease in interest rates. Interest income decreased by $0.5 million for 1993 as compared to interest income in 1992 due to the use of cash to reduce the Company's credit facilities. The $1.3 million gain on sale of certain assets of Post is included in other income in 1993.

TAX MATTERS

 Effective Tax Rates

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to January 1, 1993. SFAS 109 required income taxes to be accounted for under the liability method rather than in accordance with the deferred method as previously required by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

  The cumulative effect of the adoption of SFAS 109 increased the Company's net income by approximately $412,000 ($0.05 per share) in 1993. The Company's effective tax rate was 44% in 1994. This rate during fiscal 1992 was 0%, due to net operating loss and tax credit carry forwards for income tax purposes. As a result of applying SFAS 109, $4,799,000 of previously unrecorded deferred tax benefits from net operating loss and tax credit carry forwards incurred by the Company were recognized at January 1, 1993. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense from continuing operations for 1993. Accordingly, the adoption of SFAS 109 at the beginning of 1993 had the effect of increasing the federal tax rate applied to operations for 1993 from 0% to 35%. The abnormally high tax rate for 1993 (approximately 73% of income before taxes) is primarily due to the effective foreign and state income tax rate for 1993 and certain non-deductible charges, including goodwill amortization and non-deductible Post goodwill expenses upon the sale of Post's technology in August 1993.

LIQUIDITY AND CAPITAL RESOURCES

  Refinancing of Existing Debt. At December 31, 1994, the Company's indebtedness was comprised primarily of a bank credit facility due March 31, 1996 and Senior Subordinated Notes due June 30, 2000 (the "Subordinated Notes"). As of December 31, 1994, there was outstanding $15.3 million under the Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter until a final payment of $0.86 million on June 30, 2000.

  On May 2, 1994, the Company refinanced its then existing bank credit facility with a new increased bank credit facility with Bank One, described below, and consummated an agreement with the holders of its Subordinated Notes whereby the Company used a portion of its cash on hand to make a $7.5 million principal reduction (without premium or penalty) in exchange for a modification of the Subordinated Note agreement reflecting, among other things, a reduction in the interest rate from 12.0% to 11.25% and a deferral of scheduled amortization as more fully described below.

  In September 1994, the Company redeemed an additional $2.5 million of the Subordinated Notes (without premium or penalty) as allowed in the revised agreement with the holders of the Subordinated Notes. Sources for the additional reduction were the net proceeds from a private placement of 300,000 shares of Series A common stock and bank borrowings. Pursuant to the amended subordinated note agreement, this principal payment resulted in a reduction in the interest rate to the minimum defined interest rate of 10.5%.

  The new $20 million bank revolving line of credit (for both direct borrowings and letters of credit) has a maturity of March 31, 1996, and amortization of the Subordinated Notes will begin on June 30, 1996. The use of the facility for letters of credit is limited to a maximum of $10.0 million until June 30, 1995 and $7.0 million thereafter. As of December 31, 1994 the unused line of credit was $10.3 million.

  Both the new bank agreement and the revised agreement with the holders of the Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, a first lien was granted to the banks, and a second lien was granted to the holders of the Subordinated Notes, on substantially all the assets of the Company and its domestic subsidiaries. The amended subordinated note agreement provides for a release of collateral on April 26, 1996 if certain conditions are met, including operating income in 1995 in excess of $7.3 million.

  The loans under the new bank credit facility and revised Subordinated Note agreement are subject to various restrictive covenants related to net income, dividends, financial ratios, limitations on capital expenditures, additional indebtedness, and financial reporting. Compliance with the limitations on capital expenditures was waived by the lender for the year ended December 31, 1994. Under these provisions the Company will not be allowed to pay dividends or make any acquisitions unless approved by the lenders. The most restrictive covenants are the maintenance of (i) adjusted minimum net income of at least $1.35 million for the year ending December 31, 1994, and $1.6 million thereafter and (ii) adjusted tangible net worth of $25.1 million for the quarter ending September 30, 1994 and increasing each quarter thereafter. If the Company fails to meet the tangible net worth requirements, it can not be remedied by raising additional equity.

  Backlog and Orders. The Company's backlog of unfilled orders at December 31, 1994 was approximately $68.6 million compared to $39.6 million at December 31, 1993; an increase of 75%. The backlog included increases of $22.3 million of packaging printing systems, $1.5 million of specialty web printing systems, and $5.2 million of banknote printing systems orders over 1993. A banknote inspection system order from the Bank of England represents the introduction of new products and new technologies along with first time manufacturing effort; this combination has historically been marginally profitable. The Bank of England order requires the Company to develop a new approach to automatic currency examination and inspection for sheet fed printing presses, which the Company believes, if successful, should enable the Company to penetrate the large sheet fed currency retrofit market.

  Capital Expenditures. Historically, the Company's capital expenditures have been approximately equal to depreciation and amortization charges relating to capital equipment. At December 31, 1994, the Company had outstanding capital expenditure purchase commitments of $1,636,000.

  Replacement of Bernal assets destroyed in a major fire in June 1992 have been at substantially higher cost than the previous basis of such assets. Insurance coverage for replacement cost of assets destroyed has generated the funds for such replacements. See Note Q of Notes to the Consolidated Financial Statements of the Company.

  Future Capital Needs. The Company's current estimate of cash provided from operations is considered adequate to fund the Company's requirements for its present business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Report of Management....................................................    15
Independent Auditors' Report............................................    16
Consolidated Balance Sheets--December 31, 1994 and 1993.................    17
Consolidated Statements of Income--Years Ended December 31, 1994, 1993
 and 1992...............................................................    18
Consolidated Statements of Stockholders' Equity--Years Ended December
 31, 1994,
 1993 and 1992..........................................................    19
Consolidated Statements of Cash Flows--Years Ended December 31, 1994,
 1993 and 1992..........................................................    20
Notes to Consolidated Financial Statements..............................    21
Schedule II--Valuation and Qualifying Accounts--Years Ended December 31,
 1994,
 1993 and 1992..........................................................    40

  All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

  The consolidated financial statements of Stevens Graphics Corporation have been prepared by management and have been audited by Deloitte & Touche LLP, the Company's independent auditors, whose report follows. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of the annual report. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based upon currently available information of the effects of certain events and transactions.

  In meeting its responsibility for the reliability of the financial statements, management depends on the Company's system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and are properly recorded. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

  The Board of Directors pursues its oversight role for the accompanying financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of the Company. The Committee meets with management to monitor the discharge of management's responsibilities. The Committee also meets with the independent auditors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders Stevens Graphics Corporation

  We have audited the accompanying consolidated balance sheets of Stevens Graphics Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stevens Graphics Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note J to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 24, 1995

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             -----------------
                           ASSETS                             1994      1993
                           ------                            -------  --------
Current assets:
  Cash...................................................... $   396  $    968
  Temporary investments (Note C)............................   1,077     2,800
  Trade accounts receivable, less allowance for losses of
   $450 and $625 in 1994 and 1993, respectively.............  13,050    15,359
  Costs and estimated earnings in excess of billings on
   long-term contracts (Note D).............................  12,478     8,214
  Inventory (Note E)........................................  20,198    24,303
  Advances to affiliate.....................................     --         70
  Property held for sale....................................     --      5,063
  Other current assets......................................     498     2,231
                                                             -------  --------
    Total current assets....................................  47,697    59,008
Property, plant and equipment, net (Notes F and M)..........  29,734    31,690
Other assets, net (Note G)..................................  16,610    15,449
                                                             -------  --------
                                                             $94,041  $106,147
                                                             =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Trade accounts payable.................................... $11,372  $  9,676
  Billings in excess of costs and estimated earnings on
   long-term contracts (Note D).............................   3,390     1,592
  Other current liabilities (Note H)........................   8,942     8,610
  Income taxes payable (Note J).............................     279       225
  Customer deposits.........................................   5,929     4,836
  Advances from affiliate (Note M)..........................     932       --
  Current portion of long-term debt (Note I)................     161    17,332
                                                             -------  --------
    Total current liabilities...............................  31,005    42,271
Long-term debt (Note I).....................................  15,308    21,567
Deferred income taxes (Note J)..............................   5,428     4,903
Deferred pension costs (Note L).............................   1,335       886
Commitments and contingencies (Note K)
Stockholders' equity (Notes L and O):
  Preferred stock, $.10 par value 2,000,000 shares
   authorized, none issued and outstanding..................     --        --
  Series A Common Stock, $.10 par value, 20,000,000 shares
   authorized, 7,130,000 and 6,787,000 shares issued and
   outstanding at December 31, 1994 and 1993, respectively..     713       679
  Series B Common Stock, $.10 par value, 6,000,000 shares
   authorized, 2,236,000 and 2,236,000 shares issued and
   outstanding at December 31, 1994 and 1993, respectively..     224       224
  Additional paid-in capital................................  38,737    37,015
  Foreign currency translation adjustment...................      68       (53)
  Excess pension liability adjustment.......................    (438)     (664)
  Retained earnings (deficit)...............................   1,661      (681)
                                                             -------  --------
    Total stockholders' equity..............................  40,965    36,520
                                                             -------  --------
                                                             $94,041  $106,147
                                                             =======  ========

                See notes to consolidated financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER,
                                                  ---------------------------
                                                    1994      1993     1992
                                                  --------  --------  -------
Net sales........................................ $106,694  $103,762  $84,160
Cost of sales....................................   81,009    79,476   67,131
                                                  --------  --------  -------
Gross profit.....................................   25,685    24,286   17,029
Selling, general and administrative expenses.....   17,211    17,477   16,089
                                                  --------  --------  -------
Operating income.................................    8,474     6,809      940
Other income (expense):
  Interest income................................      647       956    1,412
  Interest expense...............................   (3,807)   (5,361)  (6,450)
  Other, net.....................................     (979)      465     (609)
                                                  --------  --------  -------
                                                    (4,139)   (3,940)  (5,647)
Income (loss) before income taxes, extraordinary
 items and cumulative effect of accounting
 change..........................................    4,335     2,869   (4,707)
Income tax (expense) benefit (Note J)............   (1,908)   (2,098)   1,525
                                                  --------  --------  -------
Income (loss) before extraordinary items and
 cumulative effect of accounting change..........    2,427       771   (3,182)
Extraordinary items, net of tax (Notes I and Q)..      (85)      --     4,033
Cumulative effect of change in method of
 accounting for income taxes (Note J)............      --        412      --
                                                  --------  --------  -------
  Net income..................................... $  2,342  $  1,183  $   851
                                                  ========  ========  =======
Income (loss) per common share:
Income (loss) before extraordinary items and
 cumulative effect of accounting change.......... $   0.26  $   0.08   ($0.36)
Extraordinary items (Notes I and Q)..............     (.01)      --      0.45
Accounting change (Note J).......................      --       0.05      --
                                                  --------  --------  -------
  Net income..................................... $   0.25  $   0.13  $  0.09
                                                  ========  ========  =======
Weighted average number of shares of common and
 common stock equivalents outstanding during the
 periods (Note O)................................    9,256     9,129    9,017
                                                  ========  ========  =======

                See notes to consolidated financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                           FOREIGN     EXCESS
                          SERIES A STOCK   SERIES B STOCK     ADDITIONAL  CURRENCY    PENSION   RETAINED
                          ---------------- -----------------   PAID-IN   TRANSLATION LIABILITY  EARNINGS
                          SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL   ADJUSTMENT  ADJUSTMENT (DEFICIT)  TOTAL
                          -------  ------- -------   -------  ---------- ----------- ---------- --------- -------
Balance as of January 1,
 1992...................    6,666   $  666   2,348    $  235   $36,978      $ 20       $ --      $(2,715) $35,184
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        (98)        --          --       (98)
 Excess pension
  liability adjustment..      --       --      --        --        --        --         (155)        --      (155)
 Conversion of Series B
  stock to Series A
  stock.................       11        1     (11)       (1)      --        --          --          --       --
 Net income.............      --       --      --        --        --        --          --          851      851
                          -------   ------ -------    ------   -------      ----       -----     -------  -------
Balance, December 31,
 1992...................    6,677      667   2,337       234    36,978       (78)       (155)     (1,864)  35,782
 Foreign currency
  translation
  adjustment............      --       --      --        --        --         25         --          --        25
 Excess pension
  liability adjustment..      --       --      --        --        --        --         (509)        --      (509)
 Conversion of Series B
  stock to Series A
  stock.................      101       10    (101)      (10)      --        --          --          --       --
 Exercise of stock
  options...............        9        2     --        --         37       --          --          --        39
 Net income.............      --       --      --        --        --        --          --        1,183    1,183
                          -------   ------ -------    ------   -------      ----       -----     -------  -------
Balance, December 31,
 1993...................    6,787      679   2,236       224    37,015       (53)       (664)       (681)  36,520
 Sale of Stock..........      300       30     --        --      1,516       --          --          --     1,546
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        121         --          --       121
 Excess pension
  liability adjustment..      --       --      --        --        --        --          226         --       226
 Exercise of stock
  options...............       43        4     --        --        206       --          --          --       210
 Net income.............      --       --      --        --        --        --          --        2,342    2,342
                          -------   ------ -------    ------   -------      ----       -----     -------  -------
Balance, December 31,
 1994...................    7,130   $  713   2,236    $  224   $38,737      $ 68       $(438)    $ 1,661  $40,965
                          =======   ====== =======    ======   =======      ====       =====     =======  =======


                See notes to consolidated financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                 YEAR ENDED DECEMBER 31,
                                ---------------------------
                                  1994     1993      1992
                                --------  -------  --------
Cash provided by operations:
  Net income..................  $  2,342  $ 1,183  $    851
  Adjustments to reconcile net
   income to net cash provided
   by (used in) operating
   activities:
    Depreciation and
     amortization.............     4,944    4,635     4,341
    Deferred taxes............       525    2,110       --
    Deferred pension costs....       675      169       --
    Other.....................       956     (131)       28
    Cumulative effect of
     change in method of
     accounting for income
     taxes....................       --      (412)      --
    Gain on involuntary
     conversion...............       --       --     (5,253)
  Changes in operating assets
   and liabilities net of
   effects from purchase of
   subsidiary:
    Trade accounts receivable.     2,309     (726)   (1,039)
    Contract costs in excess
     of billings..............    (2,466)  (9,328)    9,541
    Inventory.................     4,105      441      (571)
    Refundable income taxes...       --       --      2,981
    Other assets..............      (541)  (1,485)     (810)
    Trade accounts payable....     1,696     (386)    4,545
    Other.....................     2,844      623    (7,849)
                                --------  -------  --------
      Total cash provided by
       (used in) operating
       activities.............    17,389   (3,307)    6,765
                                --------  -------  --------
Cash provided by (used in) in-
 vesting activities:
  Additions to property, plant
   and equipment..............    (2,356)  (7,646)   (6,872)
  Proceeds from insurance and
   sale of assets.............     4,630      243     7,686
  Deposits and other..........      (284)   2,468      (615)
  (Acquisition) disposal of
   the net assets of
   subsidiary net of cash and
   temporary investments
   acquired...................       --     5,941       --
                                --------  -------  --------
      Total cash provided by
       investing activities...     1,990    1,006       199
                                --------  -------  --------
Cash provided by (used in) fi-
 nancing activities:
  Net (payments on) long-term
   debt.......................   (23,430)  (4,476)  (26,945)
  Sale of stock and exercise
   of stock options...........     1,756       38       --
                                --------  -------  --------
      Total cash used in
       financing activities...   (21,674)  (4,438)  (26,945)
                                --------  -------  --------
Increase (decrease) in cash
 and temporary investments....    (2,295)  (6,739)  (19,981)
Cash and temporary investments
 at beginning of year.........     3,768   10,507    30,488
                                --------  -------  --------
Cash and temporary investments
 at end of year...............  $  1,473  $ 3,768  $ 10,507
                                ========  =======  ========
Supplemental disclosure of
 cash flow information:
  Cash paid (refunded) during
   the period for:
    Interest..................  $  3,580  $ 4,872  $  9,224
    Income taxes (refund).......   1,243      707    (3,263)

                See notes to consolidated financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Stevens Graphics Corporation and all of its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

 Revenue Recognition

  The Company recognizes revenues on the sale of equipment and parts when units are shipped or when completed units are accepted by the customer. Revenue and cost on certain long-term contracts are recognized as work is performed, based upon the percentage that incurred costs bear to estimated total contract costs (percentage of completion method). In the event of an anticipated loss under the percentage of completion method, the entire amount of the loss is charged to operations during the accounting period in which the amount of the anticipated loss is determined.

 Inventory

  Approximately 52% and 61% of inventory at December 31, 1994 and 1993, respectively, is valued at the lower of cost, using the last-in, first-out
(LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to forty years for the related assets.

 Other Assets

  Included in other assets are a covenant not to compete, patent costs, buildings and improvements held for sale, and goodwill. These are amortized over the noncompete period, the remaining life of the patents, the depreciable useful lives of the buildings, and thirty years, respectively.

 Income Taxes

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) in 1993. SFAS 109 required income taxes to be accounted for under the liability method rather than in accordance with the deferred method as previously required by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

 Income Per Common Share

  Income per common share is based on the weighted average number of shares of common and common stock equivalents (stock options, when dilutive) outstanding.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

B. FORMATION OF SSMI AND SALE OF POST

  In January 1995, the Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), a French company, and acquired the assets of its predecessor, Societe Specialisee dans le Materiel d'Imprimerie Offset ("SSMIO") for approximately FF1.8 million ($368,000). SSMI is a company engaged in the service and repair of printing presses. Assets acquired were recorded at fair market values; there was no cost in excess of net assets acquired. The acquisition did not have a material pro forma impact on operations.

  In August 1993, the Company sold specific assets of Post including the product technology and related intangibles to Bobst Group, Inc., the U.S. operating unit of Bobst, S.A. of Switzerland. The agreement provided for the transfer of manufacturing operations over a four month transition period. Post retained its accounts receivable (approximately $1.2 million), its work-in-process and finished goods inventories (approximately $1.1 million) and its existing backlog of orders (approximately $5.9 million). Post also retained substantially all of its liabilities (approximately $2.5 million). The cash proceeds were approximately $7.3 million, of which $6 million was used to permanently reduce senior debt. Post contributed sales of approximately $14 million and income before interest, corporate charges and taxes of approximately $4.6 million for 1993, including a gain of $1.3 million on the sale of assets to Bobst Group, Inc. The gain on assets sold is reflected in the 1993 results of operations as "other income". This gain was entirely offset by the Company's abnormally high tax rate for this transaction, due in part to the non-deductible Post goodwill expensed upon the sale of Post's technology.

C. TEMPORARY INVESTMENTS

  Temporary investments (stated at cost, which approximates market) at December 31, 1994 and 1993 consisted of short term investments in commercial paper, with original maturities within ninety days, and money management accounts.

D. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED LONG-TERM CONTRACTS

  Unbilled costs and estimated earnings on uncompleted contracts represent revenue earned but not billable under terms of the related contracts being accounted for using the percentage of completion revenue recognition method. A summary of all costs and related progress billings at December 31, 1994 and 1993 follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1993
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
     Cost incurred on uncompleted contracts............ $    27,097 $    25,991
     Estimated earnings................................      11,699       3,465
                                                        ----------- -----------
     Revenues from long-term contracts.................      38,796      29,456
     Less: Billings to date............................      29,708      22,834
                                                        ----------- -----------
                                                        $     9,088 $     6,622
                                                        =========== ===========

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  The $9,088,000 and $6,622,000 net differences are included in the accompanying balance sheets under the following captions:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1994         1993
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
                                                      ------------------------
     Cost and estimated earnings in excess of
      billings on long-term contracts................     $12,478  $     8,214
     Billings in excess of costs and estimated
      earnings on long-term contracts................      (3,390)      (1,592)
                                                      -----------  -----------
                                                      $     9,088  $     6,622
                                                      ===========  ===========

E. INVENTORIES

  Inventories consist of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1994        1993
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
     Finished product................................... $     5,332 $     9,071
     Work in progress...................................       6,670       7,992
     Raw material.......................................       8,196       7,240
                                                         ----------- -----------
                                                         $    20,198 $    24,303
                                                         =========== ===========

  As required by Accounting Principles Board Opinion No. 16, inventories of acquired companies were recorded at their estimated fair value at the date of acquisition less costs of disposition including a reasonable selling effort. Accordingly, at December 31, 1994 and 1993 the financial accounting basis for LIFO inventories exceeded the tax basis by approximately $4,724,000 and $5,143,000, respectively. Replacement cost exceeds financial accounting LIFO cost by approximately $3,219,000 and $3,071,000 at December 31, 1994 and 1993, respectively.

F. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of:

                                           RANGE OF           DECEMBER 31,
                                       ESTIMATED USEFUL -----------------------
                                            LIVES          1994        1993
                                       ---------------- ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
   Land...............................            NA    $     1,508 $     1,508
   Buildings and improvements.........   15-40 years          9,570       9,484
   Machinery and equipment............    5-18 years         27,393      27,982
   Furniture and fixtures.............    3-10 years          9,441       7,866
   Leasehold improvements.............    8-20 years          1,445       1,277
                                                        ----------- -----------
                                                             49,357      48,117
   Less accumulated depreciation and
    amortization......................                       19,623      16,427
                                                        ----------- -----------
                                                        $    29,734 $    31,690
                                                        =========== ===========

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

G. OTHER ASSETS

  Other assets consist of:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1994        1993
                                                       ----------- -----------
                                                       (AMOUNTS IN THOUSANDS)
     Goodwill, net of amortization of $3,088 and
      $2,664, respectively............................ $     9,897 $    10,322
     Patents, net of amortization of $1,904 and
      $1,412, respectively............................       1,981       2,154
     Buildings and improvements held for sale.........         450         454
     Performance bond deposits........................       1,504         --
     Intangible pension asset.........................         944         606
     Other............................................       1,834       1,913
                                                       ----------- -----------
                                                       $    16,610 $    15,449
                                                       =========== ===========

H. OTHER CURRENT LIABILITIES

  Other current liabilities consist of:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1993
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
     Salaries and wages................................ $     1,635      $1,309
     Taxes other than income taxes.....................         806       1,340
     Employee benefits.................................       1,208         560
     Accrued interest..................................         464         826
     Restructuring reserve.............................          57         628
     Other accrued expenses............................       4,772       3,947
                                                        ----------- -----------
                                                        $     8,942 $     8,610
                                                        =========== ===========

I. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1993
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
Senior subordinated notes, interest at 10.5% (Net of
 unamortized origination fees of $798 and $729) (1).... $    14,463 $    24,532
Notes payable to banks, interest at prime rate, plus
 1.25% at December 31, 1994 (Net of unamortized
 origination fees of $726 and $31) (2).................         768 $    12,979
Notes payable to financial institutions, varying
 interest rates........................................         --          969
Capital lease obligations due in varying installments..         238         419
                                                        ----------- -----------
                                                             15,469      38,899
Less current portion...................................         161      17,332
                                                        ----------- -----------
                                                        $    15,308 $    21,567
                                                        =========== ===========

- --------
(1) As part of the refinancing consummated in April 1994, the interest rate on the Senior Subordinated Notes was reduced from 12% to 11.25%. It was further reduced to an agreed upon 10.5% in September 1994 as a result of a principal reduction of $2,500,000.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

(2) Pursuant to the April 1994 refinancing, the interest rate on the Company's Senior Bank Credit Facility is prime +1.25% or 9.75% at December 31, 1994. The interest rate on the Company's Senior Bank Credit Facility was at base rate or prime (6%) at December 31, 1993. As a result of the Company's achievement of certain net income levels and other conditions, the bank credit agreement provides for a reduction in the interest rate to prime +1%. The Company expects the change to be effective April 1, 1995.

  At December 31, 1994, the Company's indebtedness was comprised primarily of a bank credit facility due March 31, 1996 and Senior Subordinated Notes due June 30, 2000 (the "Subordinated Notes"). As of December 31, 1994, there was outstanding $15.3 million under the Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter until a final payment of $0.86 million on June 30, 2000.

  On May 2, 1994, the Company refinanced its then existing bank credit facility with a new increased bank credit facility with Bank One, described below, and consummated an agreement with the holders of its Subordinated Notes whereby the Company used a portion of its cash on hand to make a $7.5 million principal reduction (without premium or penalty) in exchange for a modification of the Subordinated Note agreement reflecting, among other things, a reduction in the interest rate from 12.0% to 11.25% and a deferral of scheduled amortization as more fully described below.

  In September 1994, the Company redeemed an additional $2.5 million of the Subordinated Notes (without premium or penalty) as allowed in the revised agreement with the holders of the Subordinated Notes. Sources for the additional reduction were the net proceeds from a private placement of 300,000 shares of Series A common stock and bank borrowings. See Note O. Pursuant to the amended subordinated note agreement, this principal payment resulted in a reduction in the interest rate to the minimum defined interest rate of 10.5%.

  The early extinguishment of debt in September 1994 resulted in an extraordinary loss of $85,000 (or $0.01 per share), net of income tax benefit of $67,000, as a result of the write-off of loan origination costs which were being amortized over the life of the indebtedness.

  The new $20 million bank revolving line of credit (for both direct borrowings and letters of credit) has a maturity of March 31, 1996, and amortization of the Subordinated Notes will begin on June 30, 1996. The use of the facility for letters of credit is limited to a maximum of $10.0 million until June 30, 1995 and $7.0 million thereafter. As of December 31, 1994 the unused line of credit was $10.3 million.

  Principal maturities of the outstanding long-term debt at December 31, 1994, are as follows (Amounts in thousands):

     Year ending December 31, 1995..................................... $   161
     1996..............................................................   5,165
     1997..............................................................   3,604
     1998..............................................................   3,601
     1999..............................................................   3,600
     2000 and thereafter...............................................     861
                                                                        -------
                                                                         16,992
         Less unamortized loan origination fees........................   1,523
                                                                        -------
                                                                        $15,469
                                                                        =======

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  Both the new bank agreement and the revised agreement with the holders of the Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, a first lien was granted to the banks, and a second lien was granted to the holders of the Subordinated Notes, on substantially all the assets of the Company and its domestic subsidiaries. The amended subordinated note agreement provides for a release of collateral on April 26, 1996 if certain conditions are met including operating income in 1995 in excess of $7.3 million.

  The loans under the new bank credit facility and revised Subordinated Note agreement are subject to various restrictive covenants related to net income, dividends, financial ratios, limitations on capital expenditures, additional indebtedness, and financial reporting. Compliance with the limitations on capital expenditures was waived by the lender for the year ended December 31, 1994. Under these provisions the Company will not be allowed to pay dividends or make any acquisitions unless approved by the lenders. The most restrictive covenants are the maintenance of (i) adjusted minimum net income of at least $1.35 million for the year ending December 31, 1994, and $1.6 million thereafter and (ii) adjusted tangible net worth of $25.1 million for the quarter ending September 30, 1994 and increasing each quarter thereafter. If the Company fails to meet the tangible net worth requirements, it cannot be remedied by raising additional equity.

J. INCOME TAXES

  The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 1994, the Company had the following losses and credits available for carryforward for federal income tax purposes:

     Net operating loss--expiring in 2006 and 2007.................. $  571,000
     General business credit--expiring in 2005......................    616,000
     Minimum tax credit--not subject to expiration.................. $1,668,000

  SFAS No. 109 was adopted by the Company in 1993. The cumulative effect of the adoption of SFAS No. 109 increased the Company's net income by approximately $412,000 ($0.05 per share) in 1993.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1994 and 1993 are as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1993
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
     Deferred tax liabilities:
     Differences between book and tax basis of proper-
      ty..............................................  $     6,224 $     6,801
     Differences between book and tax basis of intan-
      gibles..........................................          753         829
     Excess of tax over book pension cost.............          536         542
     Differences between book and tax basis of LIFO
      inventory.......................................        2,723       2,719
     Earnings on long term contracts deferred for tax
      purposes........................................          --          440
     Other............................................          183        (174)
                                                        ----------- -----------
                                                             10,419      11,157
                                                        ----------- -----------
     Deferred tax assets:
     Reserves not currently deductible................        2,497       3,176
     Net operating loss, credit and other
      carryforwards...................................        2,494       3,078
                                                        ----------- -----------
                                                              4,991       6,254
                                                        ----------- -----------
     Net deferred tax liability.......................  $     5,428 $     4,903
                                                        =========== ===========

  The effective state income tax rate for 1993 and certain non-deductible charges, including goodwill amortization, comprise the principal reasons for the abnormally high 1993 effective federal income tax rate of 73%. The Company's effective tax rate during fiscal 1992 was 0%, due to net operating loss and tax credit carryforwards for income tax purposes. As a result of applying SFAS No. 109, $4,799,000 of previously unrecognized deferred tax benefits from net operating loss and tax credit carryforwards were recognized at January 1, 1993. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense from continuing operations in 1993. Accordingly, the adoption of SFAS No. 109 at the beginning of 1993 had the effect of increasing the effective tax rate applied to continuing operations for 1993 from 0% to 34%.

  The provision for income taxes consists of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1994    1993     1992
                                                      ------- ------- --------
                                                       (AMOUNTS IN THOUSANDS)
Current provision (benefit) for income taxes......... $ 1,383 $   785 $   (305)
Deferred provision (benefit) for income taxes:
  Current............................................     --      --       --
  Non-current........................................     525   1,313   (1,220)
                                                      ------- ------- --------
                                                          525   1,313   (1,220)
                                                      ------- ------- --------
                                                      $ 1,908 $ 2,098 $ (1,525)
                                                      ======= ======= ========

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  Deferred tax expense results from differences in the basis of assets and liabilities between income tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1994    1993      1992
                                                     ------- -------  --------
                                                     (AMOUNTS IN THOUSANDS)
Excess of tax over book depreciation/amortization
 (book over tax)...................................  $   95  $  (143) $    180
Excess of tax over book pension cost (book over
 tax)..............................................     (20)      77        65
Warranty cost and inventory reserves charged to
 expense on books, but not deductible until paid
 for tax purposes (tax over book)..................     191     (241)       94
Employee benefits accrued but not paid currently
 (tax over book)...................................    (112)     (61)       65
Restructuring charge...............................     103      388     1,372
Gain on involuntary conversion.....................     --       196     1,786
Less deferred tax expense attributable to extraor-
 dinary items......................................     --       --     (1,220)
Excess of book over tax loss on sale of intangibles
 and fixed assets..................................    (261)    (961)      --
Less utilization of tax loss carryforward and oth-
 er................................................     529    2,058    (3,562)
                                                     ------  -------  --------
                                                     $  525  $ 1,313  $ (1,220)
                                                     ======  =======  ========

  The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1994     1993      1992
                                                    -------  -------  --------
                                                     (AMOUNTS IN THOUSANDS)
Tax expense (benefit), at statutory rate*.........  $ 1,474  $   975  $ (1,600)
Amortization and depreciation of writeup to fair
 value for assets acquired, not deductible for tax
 purposes.........................................      --       --        377
Foreign sales corporation earnings................     (174)     --        --
Goodwill expense, not deductible for tax purposes.      140    1,037       --
Other, net........................................      196     (174)        3
State and local taxes.............................      257      237         4
Foreign taxes.....................................       15       23        16
Accounting limitation on deferred tax benefit.....      --       --       (325)
                                                    -------  -------  --------
Actual tax expense (benefit)......................  $ 1,908  $ 2,098  $ (1,525)
                                                    =======  =======  ========

- --------
* Calculated from income before income tax excluding extraordinary item and cumulative effect of accounting change.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

K. COMMITMENTS AND CONTINGENCIES

  The Company leases equipment, office and manufacturing facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense for the years ended December 31, 1994, 1993 and 1992 was approximately $520,000, $566,000, and $617,000, respectively.

  The following is a schedule by year of minimum rental payments due under non-cancelable leases with initial or remaining minimum lease terms in excess of one year as of December 31, 1994:

                                                                OPERATING
                                                          ----------------------
                                                          (AMOUNTS IN THOUSANDS)
     Year ending December 31,1995........................          $392
     1996................................................           321
     1997................................................           223
     1998................................................             0
     1999................................................             0
                                                                   ----
       Total minimum lease payments......................          $936
                                                                   ====

  At December 31, 1994, the Company had no major capital equipment leases and outstanding capital expenditure purchase commitments of $1,634,000.

  The Company is contingently liable for approximately $1.7 million at December 31, 1994, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position or results of operations of the Company as a result of these agreements is remote.

  The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defense and/or insurance coverage regarding each of these actions and does not believe that such actions, either individually or in the aggregate, will materially affect the Company's operations or financial position.

L. EMPLOYEE BENEFIT PLANS

  Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. With the institution of this plan, the assets of existing profit sharing plans were vested in participant accounts and merged into the 401(k) savings retirement plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($9,240 in 1994) and a discretionary matching contribution by the Company for non-union employees. For the years 1994 and 1993, the Company agreed to match 25% of non-union employee elective contributions up to 4% of employee 1994 and 1993 annual compensation. Company contributions to profit sharing plans were $106,000 in 1994, $44,000 in 1993, and $107,000 in 1992.

  The Company has defined benefit pension plans covering its employees at December 31, 1994. In 1992 these plans were changed to cover all employees of the Company. Such plans provide for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. Pension expense was $630,000 in 1994, $468,000 in 1993, and $392,000 in 1992.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  Beginning January 1, 1989, the Company was required to recognize a liability in the amount of the Company's unfunded accumulated benefit obligation, with an equal amount to be recognized as either an intangible asset or a reduction of equity, net of applicable deferred income taxes. Based upon actuarial and plan asset information as of December 31, 1994, the Company has recorded an additional pension liability of $1,382,000 and a corresponding intangible asset of $944,000 and reduction of equity of approximately $438,000 before adjustment for tax effects.

  The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 1994 and 1993.

                              1994 STATUS OF PLANS      1993 STATUS OF PLANS
                            ------------------------- -------------------------
                                          PLANS WHERE               PLANS WHERE
                             PLANS WHERE   BENEFITS    PLANS WHERE   BENEFITS
                            ASSETS EXCEED   EXCEED    ASSETS EXCEED   EXCEED
                              BENEFITS      ASSETS      BENEFITS      ASSETS
                            ------------- ----------- ------------- -----------
                                          (AMOUNTS IN THOUSANDS)
Actuarial present value of
 benefit obligations:
  Vested...................    $1,543       $2,603       $1,664       $2,967
  Non-vested...............       175          168           99            5
                               ------       ------       ------       ------
Accumulated benefit
 obligation................    $1,718       $2,771       $1,763       $2,972
                               ======       ======       ======       ======
Plan assets at fair value..    $2,195       $1,863       $2,952       $2,216
Projected benefit
 obligation................     2,167        2,771        2,045        2,972
                               ------       ------       ------       ------
Projected benefit
 obligation in excess of
 (less than) plan assets...       (28)         908         (907)         756
Unrecognized prior service
 cost......................       960         (944)       1,028         (606)
Unrecognized net gain
 (loss)....................       (17)        (438)         535         (664)
Unrecognized net asset
 (liability) at January 1,
 1987......................      (387)         --          (429)         --
Adjustment required to
 recognize minimum
 liability.................       --         1,382          --         1,270
                               ------       ------       ------       ------
Pension liability
 recognized in balance
 sheet.....................    $  528       $  908       $  227       $  756
                               ======       ======       ======       ======

  Net periodic pension cost was composed of the following elements:

                                                                   1994   1993
                                                                   -----  -----
                                                                   (AMOUNTS IN
                                                                   THOUSANDS)
     Service cost................................................. $ 490  $ 494
     Interest cost................................................   494    456
     Actual return on plan assets:
       Loss (gain)................................................   157   (989)
       Deferred (loss) gain.......................................  (611)   473
     Net amortization and deferral................................   100     34
                                                                   -----  -----
       Net period pension cost.................................... $ 630  $ 468
                                                                   =====  =====

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1994 1993 1992
                                                                  ---- ---- ----
     Major assumptions used:
       Discount rate............................................. 8.6% 7.5% 8.0%
       Expected long-term rate of return on assets............... 8.5% 8.5% 8.5%
       Rate of increase in compensation levels................... 4.0% 4.0% 5.0%

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregating $723,000 and $75,000 were paid or charged to expense pursuant to the plans in 1994 and 1993, respectively, while there were none in 1992.

  In addition to providing certain retirement benefits, the Company has insurance coverage available for certain health care and life insurance benefits for retired personnel on a fully reimbursable basis. Since the cost of these programs is paid for by retired employees, no expenses are recorded in accordance with guidelines in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

M. RELATED PARTY TRANSACTIONS

  The Company and Xytec, a subsidiary of Stevens Industries, Inc., one of the principal shareholders of the Company, entered into an agreement during 1994 for Xytec to provide software and computer related services and equipment of $1.2 million as a subcontractor on a major contract. During 1994, the Company paid approximately $287,000 to Xytec on this contract. In addition, Xytec previously provided certain computer hardware and software to the Company. The Company's payments during 1993 of approximately $113,000 are included in net property, plant and equipment in the accompanying consolidated balance sheet at December 31, 1993.

  Two company directors and officers are partners in a venture that leases office facilities to the Company. Amounts paid to the partnership as rent and maintenance were approximately $111,000 in 1994, 1993, and 1992, respectively.

  In January and February 1994, Stevens Industries, Inc. advanced an aggregate of $900,000 to Stevens Security Systems, S.A. in exchange for a Stevens Security Systems, S.A. 6% note due February 1995. These advances were repaid in full in February 1995. Advances to affiliate of approximately $70,000 and $0 at December 31, 1993 and 1994, respectively, included net advance payments to Stevens Industries, Inc. for its expenses and costs related to activities of the Company.

N. RESEARCH AND DEVELOPMENT, SALES TO MAJOR CUSTOMERS AND FOREIGN SALES

  For the years ended December 31, 1994, 1993, and 1992, the Company incurred research and development expenses of approximately $2,162,000, $1,489,000, and $1,348,000, respectively.

  Net sales to customers outside of the United States in 1994, 1993, and 1992 were approximately $14,957,000, $30,414,000, and $25,694,000, respectively.

  In 1994, 1993, and 1992, no single customer accounted for more than 10% of total sales, except for a $26 million project with the Banque de France. This contract resulted in sales of approximately $3 million in 1994, $13 million in 1993, and $10 million in 1992.

O. STOCK TRANSACTIONS AND VOTING RIGHTS

  In September 1994, the Company sold 300,000 shares of Series A common stock at $5.50 per share in a private placement. Net proceeds of $1,546,000, after related expenses of $104,000, were used to extinguish Senior Subordinated debt. The sale of stock and bank borrowings enabled the reduction of $2,500,000 of Senior Subordinated debt and reduced the interest rate on this indebtedness from 11.25% to 10.5%.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  The Series A and Series B stock differ only as to voting and conversion rights. As to matters other than the election of directors, the holders of Series A stock and Series B stock vote together as a class, with each holder of Series A stock having one-tenth of one vote for each share of Series A stock held and each holder of Series B stock having one vote for each share of Series B stock held. Holders of Series A stock, voting separately as a class, are entitled to elect 25% of the total membership of the board of directors. Holders of Series B stock, voting separately as a class, are entitled to elect the remaining directors.

  The shares of Series B stock are convertible, share-for-share, into shares of Series A stock at the election of the holder thereof at any time. Once a share of Series B stock is converted into a share of Series A stock, such share of Series A stock may not be converted into any other security. The Company's certificate of incorporation further provides that the Company may not engage in a merger or consolidation with any other corporation unless each holder of Series A stock and each holder of Series B stock receives identical consideration per share in the merger or consolidation. If a dividend other than a stock dividend is to be paid, it will be paid equally to holders of both series of common stock, share-for-share. If a stock dividend is to be paid to holders of common stock, it must be paid proportionately to the holders of both series of common stock either (a) in Series A stock to holders of both Series A and Series B stock or (b) in Series A stock to holders of Series A stock and in Series B stock to holders of Series B stock.

  In 1987, the Company adopted a stock option plan in which incentive and nonqualified stock options may be granted to key employees to purchase shares of common stock at a price not less than the fair market value at the date of the grant for each incentive option and at not less than 85% of the fair market value at the date of the grant for each nonqualified option. The aggregate number of common shares for which options may be granted is 795,500, subject to adjustment for stock splits and other capital adjustments. The plan permits the grant of options for a term of up to ten years. Outstanding options are generally exercisable either immediately or in two installments beginning one year after the date of grant and expire five to seven years after the date of grant.

  Options to purchase shares of common stock have also been granted to directors and others who are not eligible to participate in the 1987 employee plan. A summary for the last three years follows:

                                                SERIES A  SERIES B
                                                 STOCK     STOCK    OPTION PRICE
                                                 OPTION    OPTION    PER SHARE
                                                --------  --------  ------------
   Stock Option Plan:
   Balance, January 1, 1992....................  301,750   33,750   $6.67-15.00
     Granted...................................  402,000      --           4.56
     Cancelled................................. (301,750) (33,750)   6.67-15.00
                                                --------  -------   -----------
   Balance, December 31, 1992..................  402,000      --    $      4.56
     Granted...................................   30,000                   5.50
     Exercised.................................   (8,500)                  4.56
     Cancelled.................................  (19,000)                  4.56
                                                --------  -------   -----------
   Balance December 31, 1993...................  404,500      --    $4.56- 5.50
     Granted...................................  256,000             3.50- 6.50
     Exercised.................................  (43,000)            4.56- 5.50
     Cancelled.................................   (5,000)                  4.56
                                                --------  -------   -----------
   Balance December 31, 1994...................  612,500      --    $4.56- 6.50
                                                ========  =======   ===========

  Options for 344,500 shares are exercisable at December 31, 1994.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                                                 SERIES A  SERIES B
                                                  STOCK     STOCK    OPTION PRICE
                                                  OPTION    OPTION    PER SHARE
                                                 --------  --------  ------------
   Directors and Others:
   Balance January 1, 1992......................  64,250    14,250   $6.67-15.00
     Granted....................................  24,500       --           4.56
     Cancelled.................................. (49,250)  (14,250)   6.67-15.00
                                                 -------   -------   -----------
   Balance, December 31, 1992 and December 31,
    1993........................................  39,500       --    $4.56-15.00
     Granted....................................  70,000               5.65-6.00
                                                 -------   -------   -----------
   Balance, December 31, 1994................... 109,500       --    $4.56-15.00
                                                 =======   =======   ===========

  Options for 109,500 shares are exercisable at December 31, 1994.

P. QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1994, and 1993. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                  --------- -------- ------------- ------------
                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
1994:
  Net sales......................  $20,930  $21,281     $29,085      $35,398
  Gross profit...................  $ 5,561  $ 5,214     $ 6,750      $ 8,160
  Income before extraordinary
   loss..........................  $    72  $   163     $   954      $ 1,238
  Income before extraordinary
   loss per share................  $  0.01  $  0.02     $  0.10      $  0.13
  Net income.....................  $    72  $   163     $   869      $ 1,238
  Net income per share...........  $  0.01  $  0.02     $  0.09      $  0.13
1993:
  Net sales......................  $25,295  $27,138     $29,033      $22,296
  Gross profit...................  $ 5,376  $ 6,513     $ 6,283      $ 6,114
  Income before accounting
   change........................  $    18  $   345     $   190      $   218
  Income before accounting change
   per share.....................  $  0.00  $  0.04     $  0.02      $  0.02
  Net income.....................  $   430  $   345     $   190      $   218
  Net income per share...........  $  0.05  $  0.04     $  0.02      $  0.02

Q. EXTRAORDINARY ITEMS RESULTING FROM EARLY EXTINGUISHMENT OF DEBT AND INSURANCE SETTLEMENT

  The early extinguishment of debt in September 1994 resulted in an extraordinary loss of $85,000, net of income tax benefit of $67,000, as a result of prepayment expenses and the write-off of loan origination costs which were being amortized over the life of the indebtedness.

  During the fourth quarter of 1992, the Company recognized a before-tax extraordinary gain of $5,253,000 in connection with a settlement that concluded certain equipment claims under the Company's replacement cost property insurance related to a fire which destroyed a substantial portion of its manufacturing facility and equipment at the Company's Bernal Division in Troy, Michigan in June 1992. The after-tax gain on this involuntary conversion of assets was $3,467,000 ($0.39 per share).

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  In addition, this gain from involuntary conversion resulted in the utilization of net operating loss carryforwards for income taxes of $566,000 ($0.06 per share).

R. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

  Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments", is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement:

 Cash and Temporary Investments

  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

 Performance bond deposits

  The fair values for performance bond deposits are estimated using discounted cash flow analyses based upon U.S. Treasury notes due in 1996.

 Long-Term Debt

  The carrying amounts of the Company's borrowings under its revolving credit agreements approximate fair value. The fair values of the Company's other long-term debt either approximate fair value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

 Letters of Credit

  The Company utilizes letters of credit to back certain financing instruments and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

 Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable.

  The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company's policy is designed to limit exposure to any one institution. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

  Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 1994, the Company had no significant concentrations of credit risk.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

  The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 are as follows (Amounts in thousands):

                                                               CARRYING  FAIR
                                                                AMOUNT   VALUE
                                                               -------- -------
     Cash and temporary investments........................... $ 1,473  $ 1,473
     Performance bond deposits................................   1,504    1,400
     Long-term debt...........................................  15,308   15,300
     Off-balance-Sheet Financial Instruments:
       Letters of credit......................................     -0-    8,251

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1995 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item I of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information concerning management compensation and transactions with management is set forth in the Proxy Statement under the heading "Management Compensation and Transactions," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.

  The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Management Compensation and Transactions," which information is incorporated herein by reference.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Annual Report on Form 10-K:

    (1) Financial Statements:

      The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8.

    (2) Financial Statement Schedules:

      The financial statement schedules filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8.

    (3) Exhibits

      The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

  (b) Reports on Form 8-K:

    No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1994 fiscal year.

  (c) Exhibits:

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
   3.1   --Second Amended and Restated Certificate of Incorporation of the
            Company.(1)
   3.2   --Bylaws of the Company, as amended.(2)
   4.1   --Specimen of Series A Common Stock Certificate.(3)
   4.2   --Specimen of Series B Common Stock Certificate.(4)
  10.1   --Form of Indemnity Agreement.(2)(14)
  10.2   --Printing Press Contract dated October 21, 1986 between the Bureau of
            Engraving and Printing and The Hamilton Tool Company ("Hamilton"),
            and related letter dated July 8, 1987 from the Bureau of Engraving and Printing, lifting the stop work arrangement and Decision of the
            Comptroller General of the United States dated June 15, 1987 affirming the award of the Printing Press Contract to Hamilton.(2)
  10.3   --Second Amended and Restated Stock Option Plan of the Company.(5)(14)
  10.4   --Description of Stevens Graphics Incentive Plan.(3)(14)
  10.5   --Description of Hamilton Life Insurance Payroll Deduction
            Plan.(2)(14)
  10.6   --Labor Agreement, dated July 2, 1994, between Hamilton-Stevens Group,
            Inc. and the International Union United Automobile, Aerospace and
            Agricultural Implement Workers of America.(11)
  10.7   --Contract for Purchase of Leasehold, dated September 27, 1975, between Crawford Steel Construction Company, Inc. and Hamilton, and
            related Guaranty, Agreement to Provide Security for Guaranty,
            Assignment of Lease, Lease, and Indenture of Mortgage.(2)
  10.8   --Agreement for Sale of Land for Private Redevelopment, dated November
            16, 1981 between Hamilton and the City of Hamilton, as amended, and related Quit Claim Deed.(2)
  10.9   --Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985.(2)

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
  10.10  --Lease Agreement between Space Unlimited Joint Venture #3 and Stevens
            Corporation ("Stevens"), dated September 11, 1981 and related lease addendum.(2)
  10.11  --First Extension Agreement dated January 19, 1987 between Stevens and
            Space Unlimited Joint Venture #3.(3)
  10.12  --First Amended Joint Venture Agreement of Space Unlimited Joint
            Venture #3, dated June 26, 1980 and related Assignment of Joint
            Interest and Loan Modification, Assumption Agreement and
            Release.(2)
  10.13  --Second Extension Agreement between the Company and Space Unlimited
            Joint Venture #3.(6)
  10.14  --Stevens Graphics Corporation Pension Plan and Trust.(6)(14)
  10.15  --Stevens Graphics Corporation Profit Sharing and 401(k) Savings
            Retirement Plan.(6)(14)
  10.16  --Contract between Zerand Export Limited and Vsesojuznoe
            Vneshneekonomichskoe Objedinenie "TECHNOEXPORT" dated March 20,
            1989.(7)
  10.17  --Lease Agreement between Rochester Hills Executive Park and Zerand-
            Bernal Group, Inc.(8)
  10.18  --Severance Agreement among the Company, Post and Robert F.
            Hopkins.(6)
  10.19  --Restated and Amended Subordinated Debt Agreement dated March 27,
            1992, together with forms of Subordinated Notes and Subordinated
            Guaranties.(6)
  10.20  -- Amended and Restated Itercreditor and Subordination Agreement dated
            April 26, 1994.(9)
  10.21  --Contract of Sale between the Company and the Banque de France.(6)
  10.22  --Agreement between Xytec Corporation and Hamilton-Stevens Group,
              Inc.(10)
  10.23  --Asset Purchase Agreement dated July 20, 1993 among Post Machinery
            Company, Inc., the Company and Bobst Group, Inc.(11)
  10.24  --Letter Agreement dated August 5, 1993 among the Company, Post
            Machinery Company, Inc., Bobst Group, Inc. and Bobst, S.A.(11)
  10.25  --Intellectual Property Purchase Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc. and Bobst S.A.(11)
  10.26  --Loan and Security Agreement, dated as of April 26, 1994, by and between the Company and Bank One, Milwaukee, N.A.(9)
  10.27  --Fourth Agreement to Amended and Restated Senior Subordinated Note
            Agreement dated April 29, 1994.(9)
  10.28  --First Amendment to Loan and Security Agreement, dated as of August
            24, 1994, among the Company, Bank One Milwaukee, N.A. and certain subsidiaries of the Company.(13)
  10.29  --Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors.(12)
  11.1   --Computation of Net Income per Common Share.(15)
  21.1   --Subsidiaries of the Company.(15)
  23.1   --Consent of Deloitte & Touche LLP.(15)
  27.1   --Financial Data Schedule.(15)

- --------
(1) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES

(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-32089) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed August 12, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-84246) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference.
(14) Management contract or compensatory plan or arrangement.
(15) Filed herewith.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Stevens Graphics Corporation

                                          By     /s/ Kenneth W. Reynolds
                                            -----------------------------------
                                                    Kenneth W. Reynolds
                                              Chief Financial Officer and Sr.
                                                Vice President Finance and
                                                      Administration

Date: March 20, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

        /s/ Paul I. Stevens          Chairman of the Board and     March 20, 1995
- ------------------------------------
          Paul I. Stevens             Chief Executive Officer

       /s/ Richard I. Stevens        President, Chief Operating
- ------------------------------------ Officer
         Richard I. Stevens           and Director                 March 20, 1995

      /s/ Constance I. Stevens       Director                      March 20, 1995
- ------------------------------------
        Constance I. Stevens

                                     Director                      March 20, 1995
- ------------------------------------
          Donald H. Wedin

        /s/ Gene E. Overbeck         Director                      March 20, 1995
- ------------------------------------
          Gene E. Overbeck

        /s/ John W. Stodder          Director                      March 20, 1995
- ------------------------------------
          John W. Stodder

                                     Director                      March 20, 1995
- ------------------------------------
        Robert H. Brown, Jr.

       /s/ James D. Cavanaugh        Director                      March 20, 1995
- ------------------------------------
         James D. Cavanaugh

                                                                     SCHEDULE II

                          STEVENS GRAPHICS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                     CHARGED                           BALANCE
                          BALANCE AT TO COSTS  CHARGED                  AT END
                          BEGINNING    AND    TO OTHER                    OF
                          OF PERIOD  EXPENSES ACCOUNTS    DEDUCTIONS    PERIOD
                          ---------- -------- ---------  ------------  --------
Year Ended December 31,
 1994
  Allowance for doubtful
   accounts.............. $  625,000 $ 11,000 $(173,000) $   13,000(1) $450,000
Year Ended December 31,
 1993
  Allowance for doubtful
   accounts.............. $  816,000 $258,000 $(220,000) $  229,000(1) $625,000
Year Ended December 31,
 1992
  Allowance for doubtful
   accounts.............. $1,584,000 $258,000 $      --  $1,026,000(1) $816,000

- --------
(1) Write off of uncollectible accounts.

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                    DOCUMENT DESCRIPTION                       PAGES
 -------                   --------------------                    ------------
   3.1   --Second Amended and Restated Certificate of
            Incorporation of the Company.(1)
   3.2   --Bylaws of the Company, as amended.(2)
   4.1   --Specimen of Series A Common Stock Certificate.(3)
   4.2   --Specimen of Series B Common Stock Certificate.(4)
  10.1   --Form of Indemnity Agreement.(2)(14)
  10.2   --Printing Press Contract dated October 21, 1986
            between the Bureau of Engraving and Printing and The
            Hamilton Tool Company ("Hamilton"), and related
            letter dated July 8, 1987 from the Bureau of
            Engraving and Printing, lifting the stop work
            arrangement and Decision of the Comptroller General
            of the United States dated June 15, 1987 affirming
            the award of the Printing Press Contract to
            Hamilton.(2)
  10.3   --Second Amended and Restated Stock Option Plan of the
            Company.(5)(14)
  10.4   --Description of Stevens Graphics Incentive
            Plan.(3)(14)
  10.5   --Description of Hamilton Life Insurance Payroll
            Deduction Plan.(2)(14)
  10.6   --Labor Agreement, dated July 2, 1994, between
            Hamilton-Stevens Group, Inc. and the International
            Union United Automobile, Aerospace and Agricultural
            Implement Workers of America.(11)
  10.7   --Contract for Purchase of Leasehold, dated September
            27, 1975, between Crawford Steel Construction
            Company, Inc. and Hamilton, and related Guaranty,
            Agreement to Provide Security for Guaranty,
            Assignment of Lease, Lease, and Indenture of
            Mortgage.(2)
  10.8   --Agreement for Sale of Land for Private Redevelopment,
            dated November 16, 1981 between Hamilton and the
            City of Hamilton, as amended, and related Quit Claim
            Deed.(2)
  10.9   --Chem-Dyne Site Trust Fund Agreement, dated September
            23, 1985.(2)
  10.10  --Lease Agreement between Space Unlimited Joint Venture
            #3 and Stevens Corporation ("Stevens"), dated
            September 11, 1981 and related lease addendum.(2)
  10.11  --First Extension Agreement dated January 19, 1987
            between Stevens and Space Unlimited Joint Venture
            #3.(3)
  10.12  --First Amended Joint Venture Agreement of Space
            Unlimited Joint Venture #3, dated June 26, 1980 and
            related Assignment of Joint Interest and Loan
            Modification, Assumption Agreement and Release.(2)
  10.13  --Second Extension Agreement between the Company and
            Space Unlimited Joint Venture #3.(6)
  10.14  --Stevens Graphics Corporation Pension Plan and
            Trust.(6)(14)
  10.15  --Stevens Graphics Corporation Profit Sharing and
            401(k) Savings Retirement Plan.(6)(14)
  10.16  --Contract between Zerand Export Limited and
            Vsesojuznoe Vneshneekonomichskoe Objedinenie
            "TECHNOEXPORT" dated March 20, 1989.(7)
  10.17  --Lease Agreement between Rochester Hills Executive
            Park and Zerand-Bernal Group, Inc.(8)
  10.18  --Severance Agreement among the Company, Post and
            Robert F. Hopkins.(6)
  10.19  --Restated and Amended Subordinated Debt Agreement
            dated March 27, 1992, together with forms of
            Subordinated Notes and Subordinated Guaranties.(6)
  10.20  -- Amended and Restated Itercreditor and Subordination
            Agreement dated April 26, 1994.(9)
  10.21  --Contract of Sale between the Company and the Banque de France.(6)
  10.22  --Agreement between Xytec Corporation and Hamilton-
              Stevens Group, Inc.(10)

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                    DOCUMENT DESCRIPTION                       PAGES
 -------                   --------------------                    ------------
  10.23  --Asset Purchase Agreement dated July 20, 1993 among
            Post Machinery Company, Inc., the Company and Bobst
            Group, Inc.(11)
  10.24  --Letter Agreement dated August 5, 1993 among the
            Company, Post Machinery Company, Inc., Bobst Group,
            Inc. and Bobst, S.A.(11)
  10.25  --Intellectual Property Purchase Agreement dated August
            5, 1993 among the Company, Post Machinery Company,
            Inc. and Bobst S.A.(11)
  10.26  --Loan and Security Agreement, dated as of April 26,
            1994, by and between the Company and Bank One,
            Milwaukee, N.A.(9)
  10.27  --Fourth Agreement to Amended and Restated Senior
            Subordinated Note Agreement dated April 29, 1994.(9)
  10.28  --First Amendment to Loan and Security Agreement, dated as of August 24, 1994, among the Company, Bank One
            Milwaukee, N.A. and certain subsidiaries of the
            Company.(13)
  10.29  --Form of Stock Purchase Agreement dated as of
            September 16, 1994 between the Company and certain
            investors.(12)
  11.1   --Computation of Net Income per Common Share.(15)
  21.1   --Subsidiaries of the Company.(15)
  23.1   --Consent of Deloitte & Touche LLP.(15)
  27.1   --Financial Data Schedule.(15)

- --------
(1) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-32089) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed August 12, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-84246) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference.
(14) Management contract or compensatory plan or arrangement.
(15) Filed herewith.