Form 10-Q
period 1995-03-31
STEVENS GRAPHICS CORP
filed 1995-05-10
CIK 817644

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)
 XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1995
                               ---------------------------------

                                       or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number     1-9603
                       -------------

                         STEVENS GRAPHICS CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                            75-2159407
- -------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                 5500 Airport Freeway, Fort Worth, Texas 76117
                 ---------------------------------------------
(Address of principal executive offices)            (Zip Code)
                    817/831-3911
                    ------------
             (Registrant's telephone number, including area code)

                                     None
                                     ----
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  XX       No___
                                                                 ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                           Outstanding at May 5, 1995*
- --------------------------------                 -------------------------------
Series A Stock, $0.10 Par Value                              7,167,243
Series B Stock, $0.10 Par Value                              2,234,959

*Certificates of Common Stock representing 652 shares have not been tendered to the Transfer Agent for certificates representing Series A and Series B Common Stock.

                                 TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets                             3
         December 31, 1994 and March 31, 1995
         (unaudited)

         Consolidated Condensed Statements of Income                       4
         Three months ended March 31, 1995
         and 1994 (unaudited)

         Consolidated Condensed Statements of                              5
         Stockholders' Equity
         December 31, 1994 and three months ended
         March 31, 1995 (unaudited)

         Consolidated Condensed Statements of Cash Flows                   6
         Three months ended March 31, 1995 and 1994
         (unaudited)

         Notes to Consolidated Condensed Financial                         7
         Statements (unaudited)

     Item 2.  Management's Discussion and Analysis of                      9
              Financial Condition and Results of
              Operations


Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           11

     Item 6.  Exhibits and Reports on Form 8-K                            11

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                   December 31,    March 31,
                                                       1994          1995
                                                                  (Unaudited)
                                                   ------------   -----------
 ASSETS
Current assets:
 Cash                                               $     396      $     592
 Temporary investments                                  1,077              -
 Trade accounts receivable, less
     allowance for losses of $450 and
     $479 in 1994 and 1995, respectively               13,050         21,025
 Costs and estimated earnings in
      excess of billings on long-term
     contracts                                         12,478         10,918
 Inventory (Note 3)                                    20,198         23,961
 Other current assets                                     498            735
                                                    ---------      ---------
   Total current assets                                47,697         57,231
Property, plant and equipment, net (Note 5)            29,734         30,381
Other assets, net                                      16,610         16,323
                                                    ---------      ---------
                                                    $  94,041      $ 103,935
LIABILITIES AND STOCKHOLDERS' EQUITY                =========      =========
Current liabilities:
 Trade accounts payable                             $  11,372      $   9,517
 Billings in excess of costs and
     estimated earnings on long-term
     contracts                                          3,390          3,930
 Other current liabilities                              8,942         10,007
 Income taxes payable                                     279          1,045
 Customer deposits                                      5,929          5,828
 Advances from affiliate (Note 4)                         932              -
 Current portion of long-term debt (Note 5)               161            161
                                                    ---------      ---------
    Total current liabilities                          31,005         30,488
Long-term debt (Note 5)                                15,308         23,696
Deferred income taxes                                   5,428          5,428
Deferred pension                                        1,335          1,335
Commitments and contingencies (Note 6)
Stockholders' equity
 Preferred stock, $.10 par value
     2,000,000 shares authorized, none
     issued and outstanding                                 -              -
 Series A Common Stock, $.10 par
     value, 20,000,000 shares authorized,
     7,130,000 and 7,158,000 shares
     issued and outstanding at
     December 31, 1994 and March 31, 1995,
     respectively                                         713            716
 Series B Common Stock, $.10 par value,
     6,000,000 shares authorized, 2,236,000
     shares issued and outstanding at
     December 31, 1994 and March 31, 1995,
     respectively                                         224            224
 Additional paid-in capital                            38,737         38,874
 Foreign currency translation adjustment                   68            503
 Excess pension liability adjustment                     (438)          (438)
 Retained earnings                                      1,661          3,109
                                                    ---------      ---------
    Total stockholders' equity                         40,965         42,988
                                                    ---------      ---------
                                                    $  94,041      $ 103,935
                                                    =========      =========

See notes to consolidated condensed financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Amounts in thousands, except per share data)

                                    Three Months Ended March 31,
                                   ------------------------------
                                        1994            1995
                                   --------------  --------------
Net sales                            $ 20,930          $ 33,042
Cost of sales                         (15,369)          (24,893)
                                     --------          --------
  Gross Profit                          5,561             8,149

Selling, general and
  administrative expenses              (4,199)           (4,855)
                                     --------          --------
Operating income                        1,362             3,294
Other income (expense):
  Interest income                         192                45
  Interest expense                     (1,252)             (828)
  Other, net                             (171)              122
                                     --------          --------
                                       (1,231)             (661)
                                     --------          --------
Income before income taxes                131             2,633
Income tax (expense)                      (59)           (1,185)
                                     --------          --------
Net income                           $     72          $  1,448
                                     ========          ========
Net income per common share
(Note 8)                                $0.01             $0.15
                                     ========          ========

Weighted average number of
  shares of common and common
  stock equivalents outstanding
  during the periods (Note 8)           9,153             9,609
                                     ========          ========


See notes to consolidated condensed financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)
                            (Amounts in thousands)

Series A Stock                            Shares    Amount
  Balance, December 31, 1994                7,130   $   713
  Exercise of stock options                    28         3
                                          -------   -------
  Balance, March 31, 1995                   7,158   $   716
                                          =======   =======
Series B Stock
  Balance, December 31, 1994                2,236   $   224
                                          -------   -------
  Balance, March 31, 1995                   2,236   $   224
                                          =======   =======

Additional Paid-In Capital
  Balance, December 31, 1994                        $38,737
  Exercise of stock options                             137
                                                    -------
  Balance, March 31, 1995                           $38,874
                                                    =======
Foreign Currency Adjustment
  Balance, December 31, 1994                        $    68
  Translation adjustments                               435
                                                    -------
  Balance, March 31, 1995                           $   503
                                                    =======
Pension Liability Adjustment
  Balance, December 31, 1994                        $  (438)
                                                    -------
  Balance, March 31, 1995                           $  (438)
                                                    =======
Retained Earnings
  Balance, December 31, 1994                        $ 1,661
  Net income for three months ended
   March 31, 1995                                     1,448
                                                    -------
  Balance, March 31, 1995                           $ 3,109
                                                    =======
Stockholders' Equity at March 31, 1995              $42,988
                                                    =======


See notes to consolidated condensed financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1994      1995
                                                          --------  --------
Cash provided by operations:
  Net income                                               $    72   $ 1,448
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                            1,134     1,322
    Deferred taxes                                             (31)        -
    Other                                                      101       435
    Changes in operating assets and liabilities:
      Trade accounts receivable                              4,279    (7,975)
      Contract costs in excess of billings                     (95)    2,100
      Inventory                                              2,733    (3,762)
      Other assets                                              37      (714)
      Trade accounts payable                                (4,367)   (1,855)
      Other liabilities                                     (2,022)      798
                                                           -------   -------
Total cash provided (used in) operating activities           1,841    (8,203)
                                                           -------   -------
Cash provided by (used in) investing activities:
  Additions to property, plant and equipment                  (273)   (1,093)
  Proceeds from sale of assets                               4,631         -
  Deposits and other                                          (155)     (112)
                                                           -------   -------
Total cash provided by (used in) investing activities:       4,239    (1,205)
                                                           -------   -------
Cash provided by (used in) financing activities:
  Net proceeds from long-term debt                             187     8,387
  Exercise of stock options                                     23       140
                                                           -------   -------
Total cash from financing activities                           210     8,527
                                                           -------   -------
Increase (decrease) in cash and temporary
  investments                                                6,290      (881)
Cash and temporary investments at beginning
  of period                                                  3,768     1,473
                                                           -------   -------
Cash and temporary investments at
  end of period                                            $10,058   $   592
                                                           =======   =======
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
    Interest                                               $   964   $   498
    Income taxes                                               712       469


See notes to consolidated condensed financial statements.

                 STEVENS GRAPHICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The consolidated condensed balance sheet as of March 31, 1995, the consolidated condensed statement of stockholders' equity for the period ended March 31, 1995, the consolidated condensed statements of operations for the three months ended March 31, 1995 and 1994, and the consolidated condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994 and the cash flows for the three months ended March 31, 1995 and 1994 have been made. The December 31, 1994 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1994 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

     The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1994 Form 10-K. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The Company designs, manufactures, markets and services printing and packaging press systems and related equipment for the global packaging, banknotes and security documents, and specialty/commercial segments of the printing industry. The Company manufactures equipment capable of converting and printing, among other items, bottle and can beverage container carriers, liquid container cartons, frozen and dry food cartons, airline tickets, computer forms, direct mailings, banknotes, stamps and lottery tickets. The Company's line of printing presses includes offset, flexographic, rotogravure and intaglio presses. Complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard form size and special auxiliary functions.

3.   Inventories consist of the following:

                               December 31,      March 31,
                                   1994            1995
                               ------------      ---------
     (Amounts in thousands)
     Finished product               $ 5,332        $ 7,193
     Work in process                  6,670         10,466
     Raw materials                    8,196          6,302
                                    -------        -------
                                    $20,198        $23,961
                                    =======        =======

4. In January and February 1994, Stevens Industries, Inc., one of the principal shareholders of the Company, advanced an aggregate of $900,000 to Stevens Security Systems, S.A. in exchange for a Stevens Security Systems, S.A. 6% note due February 1995. The advance was repaid in February 1995.

5. For a description of the expected amendment and restatement of the bank credit facility in May 1995, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The long term debt is recorded net of unamortized debt issue costs of $1.3 million at March 31, 1995.

6. The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage in respect to each of these actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1994 Form 10-K.

7. The provision for income tax expense for the three months ended March 31, 1995 was $1,185,000, which was principally related to currently payable taxes.

8. Earnings per common share for 1995 and 1994 are based upon the weighted average number of shares of common and common stock equivalents (stock options, when dilutive) outstanding during the periods. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Sales.  The Company's sales for the three months ended March 31, 1995 increased
- ------
by $12.1 million compared to sales in the same period in 1994 due primarily to sales increases in the packaging systems division ($10.4 million), the banknote printing equipment division ($1.3 million), and specialty web products division ($0.4 million).

Gross Profit.  The Company's gross profit for the three months ended March 31,
- -------------
1995 increased by $2.6 million compared to gross profit in the same period in 1994 due to increased gross profit for specialty/commercial printing and packaging systems. Gross profit margin for 1995 decreased to 24.7% of sales as compared to 26.6% of sales for 1994. This decrease in gross profit margin in 1995 was due primarily to changes in product mix, primarily increased sales of the new System 2000 packaging system, higher costs associated with the installation component of sales, and lower average margins on its new line of rotogravure equipment.

Selling, general and administrative expenses.  The Company's selling, general
- ---------------------------------------------
and administrative expenses increased by $0.65 million for the three months ended March 31, 1995 compared to the same period in 1994 due to increases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the three months ended March 31, 1995 were 14.7% of sales compared to 20.1% for the same period in 1994 due to a $12.1 million increase in sales.

Other Income (Expense).  The Company's interest expense decreased by $0.4
- ----------------------
million for the three months ended March 31, 1995 compared to the same period in 1994 due to reduced borrowing by the Company as a result of debt reductions in 1993 and 1994 and the refinancing of existing debt, accomplished in part through the sale of stock in September 1994. Interest income decreased by $0.1 million for the three months ended March 31, 1995 as compared to interest income in the same period in 1994 due to the use of cash to reduce the amount borrowed under the Company's credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Amendment and Restatement of Bank Credit Facility.  In May 1995, the Company
- --------------------------------------------------
expects to complete an amendment and restatement of its bank credit facility. Under the terms of the amendment and restatement, the Company's existing $20 million line of credit will be increased to a $22 million revolving facility to be provided by Bank of America (the "Bank of America facility"). A commitment letter for the Bank of America facility was signed in April 1995.

The Bank of America facility will have a maturity of April 30, 1998; will continue to be collaterized by a first lien on substantially all the Company's assets; and will continue to be available for both direct borrowings and letters of credit. However, there will no longer be a sublimit for letter of credit usage. The interest rate on direct borrowings under the Bank of America facility will be at prime or, at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.50%.

Loans under the Bank of America facility will continue to be subject to various restrictive covenants related to financial ratios, limitations on capital expenditures, dividends, additional indebtedness, and financial reporting. The Bank of America facility does allow the Company to use up to $5 million of the line of credit for certain acquisition purposes without lender consent. The most restrictive financial covenants are a cash flow coverage ratio and a leverage test.

In addition to the Bank of America facility, the Company's indebtedness includes $15.3 million under the Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter until a final payment of $0.86 million on June 30, 2000.

The Company's primary sources of liquidity are its cash, internal cash generation and the external financing described above. Management believes that the Company has sufficient liquidity capacity to fund its anticipated needs for working capital.

Backlog and Orders.  The Company's backlog of unfilled orders at March 31, 1995
- -------------------
was approximately $68 million compared to $42 million at March 31, 1994; an increase of 62%. The backlog included increases of $22 million of packaging, and $4 million of banknote-related equipment orders over 1994.

When sales are recorded under the completed contract method of accounting, the Company normally experiences a six to nine month lag between the time new orders are booked and the time they are reflected in sales and results of operations. Larger orders, which are accounted for using the percentage of completion method of accounting, are reflected in sales and results of operations as the project progresses through the manufacturing cycle.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The lawsuit filed by Howard Lasker, as the representative of an alleged class consisting of purchasers of the Company's common stock between October 18, 1989 and October 31, 1990, in the United States District Court for the Northern District of Texas (Dallas Division), was set for trial for February 1995, but was not reached on the docket. As of May 5, 1995, a new trial date had not been set. The Company believes that the allegations in this lawsuit are substantially without basis and intends to vigorously pursue its defenses. See
Note 6 of "Notes to Consolidated Condensed Financial Statements".

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:


EXHIBIT
NUMBER            DOCUMENT DESCRIPTION
 3.1     Second Amended and Restated Certificate of Incorporation of the
         Company.(1)
 3.2     Bylaws of the Company, as amended.(2)
 4.1     Specimen of Series A Common Stock Certificate.(3)
 4.2     Specimen of Series B Common Stock Certificate.(4)
 10.1    Form of Indemnity Agreement.(2)
 10.3    Second Amended and Restated Stock Option Plan of the Company.(5)
 10.4    Description of Stevens Graphics Incentive Plan.(3)
 10.5    Description of Hamilton Life Insurance Payroll Deduction Plan.(2)
 10.6 Labor Agreement, dated July 2, 1994, between Hamilton, Stevens Group, Inc. and the International Union United Automobile, Aerospace and Agricultural Implement Workers of America.(6)
 10.9    Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985.(2)
 10.10 Lease Agreement between Space Unlimited Joint Venture #3 and Stevens Corporation ("Stevens"), dated September 11, 1981, and related lease addendum.(2)
 10.11 First Extension Agreement dated January 19, 1987 between Stevens and Space Unlimited Joint Venture #3.(3)

 10.12 First Amended Joint Venture Agreement of Space Unlimited Joint Venture #3, dated June 26, 1980, and related Assignment of Joint Interest and Loan Modification, Assumption Agreement and Release.(2)
 10.13 Second Extension Agreement between the Company and Space Unlimited Joint Venture #3.(7)
 10.14   Stevens Graphics Corporation Pension Plan and Trust.(7)
 10.15 Stevens Graphics Corporation Profit Sharing and 401(k) Savings Retirement Plan.(7)
 10.17 Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal Group, Inc.(8)
 10.18   Severance Agreement among the Company, Post, and Robert F. Hopkins.(7)
 10.19 Restated and Amended Subordinated Debt Agreement dated March 27, 1992, together with forms of Subordinated Notes and Subordinated Guaranties.(7)
 10.20 Amended and Restated Intercreditor and Subordination Agreement dated April 26, 1994.(9)
 10.21   Contract of Sale between the Company and the Banque de France.(7)
 10.23 Asset Purchase Agreement dated July 20, 1993 among Post Machinery Company, Inc., the Company, and Bobst Group, Inc.(11)
 10.24 Letter Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., Bobst Group, Inc., and Bobst, S.A.(11)
 10.25 Intellectual Property Purchase Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., and Bobst S.A.(11)
 10.26 Loan and Security Agreement, dated as of April 26, 1994, between the Company and Bank One, Milwaukee, N.A.(9)
 10.27 First Amendment to Loan and Security Agreement, dated as of August 24, 1994, among the Company, Bank One, Milwaukee, NA, and certain subsidiaries of the Company.(6)
 10.28 Fourth Amendment to Amended and Restated Senior Subordinated Note Agreement dated April 29, 1994. (9)
 10.29 Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors.(12)
 11.1    Computation of Net Income per Common Share. (6)
 27.1    Financial Data Schedule.(6)

______________________________________

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

(6)       Filed herewith.

(7) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

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

(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1993 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-84246) and incorporated herein by reference.


          (b)   Reports on Form 8-K.
                None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens Graphics Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STEVENS GRAPHICS CORPORATION



Date:  May 9, 1995                              By:
                                                Kenneth W. Reynolds
                                                Senior Vice President -
                                                Administration & Finance and
                                                Chief Financial Officer