Form 10-Q
period 1995-06-30
STEVENS GRAPHICS CORP
filed 1995-08-09
CIK 817644

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----
EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 1995
                               --------------------------------

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----
EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number     1-9603
                       -------------

                           STEVENS INTERNATIONAL,INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               75-2159407
        -------------------------------      ------------------------------
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

                         STEVENS GRAPHICS CORPORATION
                         ----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  XX       No
                                        -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Each Class          Outstanding at August 3, 1995*
     --------------------------------  --------------------------------
     Series A Stock, $0.10 Par Value            7,170,518
     Series B Stock, $0.10 Par Value            2,234,684

*Certificates of Common Stock representing 652 shares have not been tendered to the Transfer Agent for certificates representing Series A and Series B Common Stock.

                                 TABLE OF CONTENTS

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets                        3
          December 31, 1994 and June 30, 1995
          (unaudited)

          Consolidated Condensed Statements of Income                  4
          Three and Six months ended June 30, 1995
          and 1994 (unaudited)

          Consolidated Condensed Statements of                         5
          Stockholders' Equity December 31, 1994
          and Six months ended June 30, 1995 (unaudited)

          Consolidated Condensed Statements of Cash Flows              6
          Six months ended June 30, 1995 and 1994
          (unaudited)

          Notes to Consolidated Condensed Financial                    7
          Statements (unaudited)

     Item 2. Management's Discussion and Analysis of                   9
             Financial Condition and Results of
             Operations

Part II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                        11

     Item 6. Exhibits and Reports on Form 8-K                         12

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                   December 31,          June 30,
                                                                       1994                1995
                                                                                       (Unaudited)
                                                                  ------------         ------------
ASSETS
Current assets:
  Cash                                                              $   396               $    230
  Temporary investments                                               1,077                      -
  Trade accounts receivable, less
    allowance for losses of $450 and
    $502 in 1994 and 1995, respectively                              13,050                 21,661
  Costs and estimated earnings in
    excess of billings on long-term
    contracts                                                        12,478                 11,273
  Inventory (Note 3)                                                 20,198                 22,791
  Other current assets                                                  498                    916
                                                                    -------               --------
    Total current assets                                             47,697                 56,871
Property, plant and equipment, net (Note 5)                          29,734                 31,353
Other assets, net                                                    16,610                 16,138
                                                                    -------               --------
                                                                    $94,041               $104,362
LIABILITIES AND STOCKHOLDERS' EQUITY                                =======               ========
Current liabilities:
  Trade accounts payable                                            $11,372               $  8,877
  Billings in excess of costs and
    estimated earnings on long-term
    contracts                                                         3,390                  1,164
  Other current liabilities                                           8,942                  9,926
  Income taxes payable                                                  279                    887
  Customer deposits                                                   5,929                  4,021
  Advances from affiliate (Note 4)                                      932                      -
  Current portion of long-term debt (Note 5)                            161                  3,714
                                                                    -------               --------
    Total current liabilities                                        31,005                 28,589
Long-term debt (Note 5)                                              15,308                 24,507
Deferred income taxes                                                 5,428                  5,428
Deferred pension                                                      1,335                  1,335
Commitments and contingencies (Note 6)
Stockholders' equity
  Preferred stock, $.10 par value,
    2,000,000 shares authorized, none
    issued and outstanding                                                -                      -
  Series A Common Stock, $.10 par
    value, 20,000,000 shares authorized,
    7,130,000 and 7,171,000 shares
    issued and outstanding at
    December 31, 1994 and June 30, 1995,
    respectively                                                        713                    717
  Series B Common Stock, $.10 par value,
    6,000,000 shares authorized, 2,236,000
    shares issued and outstanding at
    December 31, 1994 and June 30, 1995,
    respectively                                                        224                    224
  Additional paid-in capital                                         38,737                 38,932
  Foreign currency translation adjustment                                68                    407
  Excess pension liability adjustment                                  (438)                  (438)
  Retained earnings                                                   1,661                  4,661
                                                                    -------               --------
    Total stockholders' equity                                       40,965                 44,503
                                                                    -------               --------
                                                                    $94,041               $104,362
                                                                    =======               ========

See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Amounts in thousands, except per share data)

                                Three Months Ended June 30,    Six Months Ended June 30,
                               -----------------------------  ---------------------------
                                    1994           1995           1994           1995
                               --------------  -------------  -------------  ------------
Net sales                            $21,281        $37,474        $42,211       $70,516
Cost of sales                         16,067         28,907         31,436        53,800
                                     -------        -------        -------       -------
Gross Profit                           5,214          8,567         10,775        16,716


Selling, general and
 administrative expenses               3,911          4,919          8,110         9,774
                                     -------        -------        -------       -------
Operating income                       1,303          3,648          2,665         6,942
Other income (expense):
 Interest income                         167             78            359           123
 Interest expense                     (1,000)          (803)        (2,252)       (1,631)
 Other, net                             (166)          (152)          (337)          (30)
                                     -------        -------        -------       -------
                                        (999)          (877)        (2,230)       (1,538)
                                     -------        -------        -------       -------
Income before income taxes               304          2,771            435         5,404
Income tax (expense)                    (141)        (1,219)          (200)       (2,404)
                                     -------        -------        -------       -------
Net Income                           $   163        $ 1,552        $   235       $ 3,000
                                     =======        =======        =======       =======
Net income per common share
(Note 8)                               $0.02          $0.16          $0.03         $0.31
                                     =======        =======        =======       =======

Weighted average number of
 shares of common and
 common stock equivalents
 outstanding during the
 periods (Note 8)                      9,114          9,564          9,134         9,584
                                     =======        =======        =======       =======

See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)
                             (Amounts in thousands)


Series A Stock                                        Shares               Amount
  Balance, December 31, 1994                           7,130              $   713
  Exercise of stock options                               41                    4
                                                     -------              -------
  Balance, June 30, 1995                               7,171              $   717
                                                     =======              =======
Series B Stock
  Balance, December 31, 1994                           2,236              $   224
                                                     -------              -------
  Balance, June 30, 1995                               2,236              $   224
                                                     =======              =======

Additional Paid-In Capital                                                $38,737
  Balance, December 31, 1994                                                  195
  Exercise of stock options                                               -------
                                                                          $38,932
  Balance, June 30, 1995                                                  =======

Foreign Currency Adjustment                                               $    68
  Balance, December 31, 1994                                                  339
  Translation adjustments                                                 -------
                                                                          $   407
  Balance, June 30, 1995                                                  =======

Pension Liability Adjustment                                              $  (438)
  Balance, December 31, 1994                                              -------
                                                                          $  (438)
  Balance, June 30, 1995                                                  =======

Retained Earnings                                                         $ 1,661
  Balance, December 31, 1994
  Net income for six months ended                                           3,000
  June 30, 1995                                                           -------
                                                                          $ 4,661
  Balance, June 30, 1995                                                  =======
                                                                          $44,503
Stockholders' Equity at June 30, 1995                                     =======



See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                         -------------------------
                                                            1994            1995
                                                         ---------       ---------
Cash provided by operations:
  Net income                                             $    235        $  3,000
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                           2,347           2,652
    Deferred taxes                                             83               -
    Other                                                     168             339
    Changes in operating assets and liabilities:
      Trade accounts receivable                             6,533          (8,612)
      Contract costs in excess of billings                  6,844          (1,021)
      Inventory                                             4,180          (2,593)
      Other assets                                            133            (647)
      Trade accounts payable                               (6,788)         (2,495)
      Other liabilities                                      (803)         (1,291)
                                                         --------        --------
Total cash provided by (used in) operating activities      12,932         (10,668)
                                                         --------        --------
Cash provided by (used in) investing activities:
  Additions to property, plant and equipment                 (699)         (3,078)
  Proceeds from sale of assets                              4,631              55
  Deposits and other                                         (370)           (179)
                                                         --------        --------
Total cash provided by (used in) investing activities       3,562          (3,202)
                                                         --------        --------
Cash provided by (used in) financing activities:
  Net proceeds from long-term debt                        (18,957)         12,428
  Exercise of stock options                                    45             199
                                                         --------        --------
Total cash from financing activities                      (18,912)         12,627
                                                         --------        --------
Increase (decrease) in cash and temporary
  investments                                              (2,418)         (1,243)
Cash and temporary investments at beginning
  of period                                                 3,768           1,473
                                                         --------        --------
Cash and temporary investments at
  end of period                                          $  1,350        $    230
                                                         ========        ========
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
    Interest                                             $  2,273        $  1,138
    Income taxes                                              844           1,846

See notes to consolidated condensed financial statements.

STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Following approval by the Company's stockholders on May 18, 1995, the name of the Company was changed from Stevens Graphics Corporation to Stevens International, Inc. The consolidated condensed balance sheet as of June 30, 1995, the consolidated condensed statement of stockholders' equity for the period ended June 30, 1995, the consolidated condensed statements of operations for the three and six months ended June 30, 1995 and 1994, and the consolidated condensed statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994 and the cash flows for the six months ended June 30, 1995 and 1994 have been made. The December 31, 1994 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1994 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

     The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1994 Form 10-K. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

3.   Inventories consist of the following:

                               December 31,  June 30,
                                   1994        1995
                               ------------  --------
     (Amounts in thousands)

     Finished product            $ 5,332      $ 5,388
     Work in process               6,670       10,882
     Raw materials                 8,196        6,521
                                 -------      -------
                                 $20,198      $22,791
                                 =======      =======

4. In January and February 1994, Stevens Industries, Inc., one of the principal shareholders of the Company, advanced an aggregate of $900,000 to Stevens Security Systems, S.A. in exchange for a Stevens Security Systems, S.A. 6% note due February 1995. The advance was repaid in February 1995.

5. For a description of the amendment and restatement of the bank credit facility in May 1995, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The long term debt is recorded net of unamortized debt issue costs of $1.4 million at June 30, 1995.

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

7. The provision for income tax expense for the three and six months ended June 30, 1995 was $1,219,000 and $2,404,000 respectively, which was principally related to currently payable taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Sales.  The Company's sales for the six months ended June 30, 1995 increased by
------
$28.3 million compared to sales in the same period in 1994 due primarily to sales increases in the packaging systems division ($23.7 million), the banknote printing equipment division ($2.1 million), and specialty web products division ($2.5 million).

Gross Profit.  The Company's gross profit for the six months ended June 30, 1995
-------------
increased by $5.9 million compared to gross profit in the same period in 1994 due primarily to the increased sales volume for packaging systems and specialty web products. Gross profit margin for 1995 decreased to 23.7% of sales as compared to 25.5% of sales for 1994. This decrease in gross profit margin in 1995 was due primarily to changes in product mix, primarily increased sales of the new System 2000 packaging system, higher costs associated with the installation component of sales, and lower average margins on its new line of rotogravure equipment.

Selling, general and administrative expenses.  The Company's selling, general,
---------------------------------------------
and administrative expenses increased by $1.7 million for the six months ended June 30, 1995 compared to the same period in 1994 due to increases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the six months ended June 30, 1995 were 13.9% of sales compared to 19.2% for the same period in 1994 due to the $28.3 million increase in sales without corresponding expense increases.

Other Income (Expense).  The Company's interest expense decreased by $0.6
-----------------------
million for the six months ended June 30, 1995 compared to the same period in 1994 due to reduced borrowing by the Company as a result of debt reductions in 1994 and the refinancing of existing debt, accomplished in part through the sale of stock in September 1994. Interest income decreased by $0.2 million for the six months ended June 30, 1995 as compared to interest income in the same period in 1994 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Sales.  The Company's sales for the three months ended June 30, 1995 increased
------
by $16.2 million compared to sales in the same period in 1994 due primarily to sales increases in the packaging systems division ($13.3 million), the banknote printing equipment division ($0.8 million), and specialty web products division ($2.1 million).

Gross Profit.  The Company's gross profit for the three months ended June 30,
-------------
1995 increased by $3.4 million compared to gross profit in the same period in 1994 due primarily to the increased sales volume for packaging systems and specialty web products. Gross profit margin for 1995 decreased to 22.9% of sales as compared to 24.5% of sales for 1994. This decrease in gross profit margin in 1995 was due primarily to changes in product mix, primarily increased sales of the new System 2000 packaging system, and lower average margins on its new line of rotogravure equipment.

Selling, general and administrative expenses.  The Company's selling, general
---------------------------------------------
and administrative expenses increased by $1.0 million for the three months ended June 30, 1995 compared to the same period in 1994 due to increases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the three months ended June 30, 1995 were 13.1% of sales compared to 18.4% for the same period in 1994 due to the $16.2 million increase in sales.

Other Income (Expense).  The Company's interest expense decreased by $0.2
----------------------
million for the three months ended June 30, 1995 compared to the same period in 1994 due to reduced borrowing by the Company as a result of debt reductions in 1994 and the refinancing of existing debt, accomplished in part through the sale of stock in September 1994. Interest income decreased by $0.1 million for the three months ended June 30, 1995 as compared to interest income in the same period in 1994 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.


LIQUIDITY AND CAPITAL RESOURCES

In May of 1995, the Company completed an amendment and restatement of its bank credit facility pursuant to a credit agreement with Bank of America. Under the terms of the credit agreement, the company's existing $20 million line of credit was increased to a $22 million revolving facility provided by Bank of America (the "Bank of America facility").

The Bank of America facility has a maturity of April 30, 1998; continues to be secured by a first lien on substantially all the Company's assets, and is available for both direct borrowings and letters of credit with no sublimit for letter of credit usage. The interest rate on direct borrowings under the Bank of America facility is prime, or at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.50%.

Loans under the Bank of America facility are subject to various restrictive covenants related to financial ratios, limitations on capital expenditures, dividends, additional indebtedness, and financial reporting. The Bank of America facility does allow the Company to use up to $5 million of the line of credit for acquisition purposes without lender consent. The most restrictive financial covenants are a cash flow coverage ratio and a leverage test.

In addition to the Bank of America facility, the Company's indebtedness includes $15.3 million under Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter until a final payment of $0.86 million on June 30, 2000.

Borrowings under the Senior Subordinated Notes are secured by a subordinated lien on substantially all of the Company's assets. The Senior Subordinated Notes also contain various restrictive covenants similar to the Bank of America facility. In addition, the Company may not have Senior Debt in excess of $22 million without the consent of the Senior Subordinated Noteholders.

In August 1995 the Company reached an agreement in principle with Bank of America to increase the Bank of America facility to $27 million. The holders of the Senior Subordinated Notes have agreed to permit such increase in exchange for the subordinated lien remaining on substantially all of the Company's assets through maturity.

The Company's primary sources of liquidity are its cash, internal cash generation and the external financing described above. Management believes that the Company has sufficient liquidity capacity to fund its anticipated needs for working capital and debt repayment.

Backlog and Orders.  The Company's backlog of unfilled orders at June 30, 1995
-------------------
was approximately $65 million compared to $66.7 million at June 30, 1994; a decrease of 2.6%. The backlog included increases of $12 million of packaging, and decreases of $8.9 million of banknote-related equipment and $4.7 million of specialty web equipment orders as compared to 1994.

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


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The lawsuit filed by Howard Lasker, as the representative of an alleged class consisting of purchasers of the Company's common stock between October 18, 1989 and October 31, 1990, in the United States District Court for the Northern District of Texas (Dallas Division), was set for trial for February 1995, but was not reached on the docket. A new trial date has been set for January 2, 1996. The Company believes that the allegations in this lawsuit are substantially without basis and intends to vigorously pursue its defenses. See Note 6 of "Notes to Consolidated Condensed Financial Statements".


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:


EXHIBIT
NUMBER            DOCUMENT DESCRIPTION
  3.1     Second Amended and Restated Certificate of Incorporation of the
          Company.(1)
  3.2     Bylaws of the Company, as amended.(2)
  4.1     Specimen of Series A Common Stock Certificate.(3)
  4.2     Specimen of Series B Common Stock Certificate.(4)
 10.1     Form of Indemnity Agreement.(2)
 10.3     Second Amended and Restated Stock Option Plan of the Company.(5)
 10.4     Description of Stevens Graphics Incentive Plan.(3)
 10.5     Description of Hamilton Life Insurance Payroll Deduction Plan.(2)
 10.6 Labor Agreement, dated July 2, 1994, between Hamilton, Stevens Group, Inc. and the International Union United Automobile, Aerospace and Agricultural Implement Workers of America.(5)
 10.9     Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985.(2)
 10.10 Lease Agreement between Space Unlimited Joint Venture #3 and Stevens Corporation ("Stevens"), dated September 11, 1981, and related lease addendum.(2)
 10.11 First Extension Agreement dated January 19, 1987 between Stevens and Space Unlimited Joint Venture #3.(3)
 10.12 First Amended Joint Venture Agreement of Space Unlimited Joint Venture #3, dated June 26, 1980, and related Assignment of Joint Interest and Loan Modification, Assumption Agreement and Release.(2)
 10.13 Second Extension Agreement between the Company and Space Unlimited Joint Venture #3.(7)
 10.14    Stevens Graphics Corporation Pension Plan and Trust.(7)
 10.15 Stevens Graphics Corporation Profit Sharing and 401(k) Savings Retirement Plan.(7)
 10.17 Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal Group, Inc.(8)
 10.18    Severance Agreement among the Company, Post, and Robert F. Hopkins.(7)
 10.19 Restated and Amended Subordinated Debt Agreement dated March 27, 1992, together with forms of Subordinated Notes and Subordinated Guaranties.(7)
 10.20 Amended and Restated Intercreditor and Subordination Agreement dated April 26, 1994.(9)

 10.21    Contract of Sale between the Company and the Banque de France.(7)
 10.23 Asset Purchase Agreement dated July 20, 1993 among Post Machinery Company, Inc., the Company, and Bobst Group, Inc.(11)
 10.24 Letter Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., Bobst Group, Inc., and Bobst, S.A.(11)
 10.25 Intellectual Property Purchase Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., and Bobst S.A.(11)
 10.26 First Amendment to Loan and Security Agreement, dated as of August 24, 1994, among the Company, Bank One, Milwaukee, NA, and certain subsidiaries of the Company.(12)
 10.27 Fourth Amendment to Amended and Restated Senior Subordinated Note Agreement dated April 29, 1994. (9)
 10.28 Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors.(12)
 10.29 Credit Agreement, dated May 16, 1995, between the Company and Bank of America, Texas, N.A. (6)
 11.1     Computation of Net Income per Common Share. (6)
 27.1     Financial Data Schedule.(6)

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


          (b)       Reports on Form 8-K.
                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STEVENS INTERNATIONAL, INC.



Date:  August 10, 1995                       By:
                                        Kenneth W. Reynolds
                                        Senior Vice President -
                                        Administration & Finance and
                                        Chief Financial Officer