Form 10-Q
period 1995-09-30
STEVENS GRAPHICS CORP
filed 1995-11-13
CIK 817644

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1995
                                      ------------------
                                       or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                        Commission file number  1-9603
                                                ------

                          STEVENS INTERNATIONAL, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                         75-2159407
      -------------------------------            ------------
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

                                        Yes    XX         No
                                            --------   --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                     Outstanding at November 3,1995 *
-------------------------------                --------------------------------
Series A Stock, $0.10 Par Value                         7,299,818
Series B Stock, $0.10 Par Value                         2,141,384

* Certificates of Common Stock representing 652 shares have not been tendered to the Transfer Agent for certificates representing Series A and Series B Common Stock.

                               TABLE OF CONTENTS
                                                                        PAGE NO.

PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets                    3
                  December 31, 1994 and September 30, 1995
                  (unaudited)

                  Consolidated Condensed Statements of Income              4
                  Three and Nine months ended September 30, 1995 and 1994 (unaudited)

                  Consolidated Condensed Statements of                     5
                  Stockholders' Equity December 31, 1994 and
                  Nine months ended September 30, 1995  (unaudited)

                  Consolidated Condensed Statements of Cash Flows          6
                  Nine months ended September 30, 1995 and 1994
                  (unaudited)

                  Notes to Consolidated Condensed Financial
                  Statements (unaudited)                                   7

        Item 2. Management's Discussion and Analysis of                    9
                Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

        Item 1. Legal Proceedings                                         13

        Item 6. Exhibits and Reports on Form 8-K                          13

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                             December 31,   September 30,
                                                                 1994           1995
                                                                            (Unaudited)
                                                             -----------    ------------
ASSETS
Current assets:
 Cash                                                          $   396        $    700
 Temporary investments                                           1,077               -
 Trade accounts receivable, less
   allowance for losses of $450 and
   $524 in 1994 and 1995, respectively                          13,050          18,721
 Costs and estimated earnings in
   excess of billings on long-term
   contracts                                                    12,478          18,858
 Inventory  (Note 3)                                            20,198          24,409
 Other current assets                                              498             818
                                                               -------        --------
 Total current assets                                           47,697          63,506
Property, plant and equipment, net (Note 4)                     29,734          32,302
Other assets, net                                               16,610          15,910
                                                               -------        --------
Total Assets                                                   $94,041        $111,718
LIABILITIES AND STOCKHOLDERS' EQUITY                           =======        ========
Current liabilities:
 Trade accounts payable                                        $11,372        $ 11,516
 Billings in excess of costs and
   estimated earnings on long-term contracts                     3,390           1,153
 Other current liabilities                                       8,942           9,370
 Income taxes payable                                              279           1,127
 Customer deposits                                               5,929           3,401
 Advances from affiliate                                           932               -
 Current portion of long-term debt (Note 4)                        161           3,694
                                                               -------        --------
 Total current liabilities                                      31,005          30,261
Long-term debt (Note 4)                                         15,308          28,326
Deferred income taxes                                            5,428           5,428
Deferred pension                                                 1,335           1,335
Commitments and contingencies (Note 5)
Stockholders' equity:
 Preferred stock, $0.10 par value, 2,000,000 shares
   authorized, none issued and outstanding                           -               -
 Series A common stock, $0.10 par value, 20,000,000
   shares authorized, 7,130,000 and 7,213,000 shares issued
   and outstanding at December 31, 1994 and
   September 30, 1995, respectively                                713             722
 Series B common stock, $0.10 par value, 6,000,000 shares
   authorized, 2,236,000 and 2,222,000 shares issued and
   outstanding at December 31, 1994 and
   September 30, 1995, respectively                                224             222
 Additional paid-in-capital                                     38,737          39,070
 Foreign currency translation adjustment                            68             350
 Excess pension liability adjustment                              (438)           (438)
 Retained earnings                                               1,661           6,442
                                                               -------        --------
Total stockholders' equity                                      40,965          46,368
                                                               -------        --------
Total Liabilities and Stockholders' Equity                     $94,041        $111,718
                                                               =======        ========

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Amounts in thousands, except per share data)

                                              Three Months               Nine Months
                                           Ended September 30,       Ended September 30,
                                         ---------------------       -------------------
                                           1994        1995            1994       1995
                                         ---------   ---------       --------   --------
Net sales                                 $29,085     $33,962         $71,296   $104,478
Cost of sales                              22,335      24,424          53,771     78,224
                                          -------     -------         -------   --------
Gross profit                                6,750       9,538          17,525     26,254

Selling, general and
  administrative expenses                   4,129       5,760          12,239     15,534
                                          -------     -------         -------   --------
Operating income                            2,621       3,778           5,286     10,720
Other income (expense):
 Interest income                              201          25             560        148
 Interest expense                            (871)       (917)         (3,123)    (2,548)
 Other, net                                  (223)        (73)           (560)      (103)
                                          -------     -------         -------   --------
                                             (893)       (965)         (3,123)    (2,503)
Income before income taxes
  and extraordinary item                    1,728       2,813           2,163      8,217
Income tax (expense)                         (774)     (1,032)           (974)    (3,436)
                                          -------     -------         -------   --------
Income before extraordinary item              954       1,781           1,189      4,781

Extraordinary loss on early
  extinguishment of debt,
  net of tax (Note 4)                         (85)          -             (85)         -
                                          -------     -------         -------   --------
Net Income                                $   869     $ 1,781         $ 1,104   $  4,781
                                          =======     =======         =======   ========
Net income per common share (Note 7):
  Income before extraordinary item        $  0.10     $  0.19         $  0.13   $   0.50
  Extraordinary item                        (0.01)          -           (0.01)         -
                                          -------     -------         -------   --------
Net Income                                $  0.09     $  0.19         $  0.12   $   0.50
                                          =======     =======         =======   ========
Weighted average number of
  shares of common and common
  stock equivalents outstanding
  during the periods (Note 7)               9,109       9,583           9,140      9,584
                                          =======     =======         =======   ========

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
                            (Amounts in thousands)

                                                   Shares    Amount
                                                   ------   -------
Series A Stock
 Balance, December 31, 1994                         7,130   $   713
 Exercise of stock options                             69         7
 Conversion of Series B stock to Series A stock        14         2
                                                   ------   -------
 Balance, September 30, 1995                        7,213   $   722
                                                   ======   =======
Series B Stock
 Balance, December 31, 1994                         2,236   $   224
 Conversion of Series B stock to Series A stock       (14)       (2)
                                                   ------   -------
 Balance, September 30, 1995                        2,222   $   222
                                                   ======   =======

Additional Paid-In Capital
 Balance, December 31, 1994                                 $38,737
 Exercise of stock options                                      333
                                                            -------
 Balance, September 30, 1995                                $39,070
                                                            =======
Foreign Currency Adjustment
 Balance, December 31, 1994                                 $    68
 Translation adjustments                                        282
                                                            -------
 Balance, September 30, 1995                                $   350
                                                            =======
Pension Liability Adjustment
 Balance, December 31, 1994                                 $  (438)
                                                            -------
 Balance, September 30, 1995                                $  (438)
                                                            =======
Retained Earnings
 Balance, December 31, 1994                                 $ 1,661
 Net income for nine months ended
  September 30, 1995                                          4,781
                                                            -------
 Balance, September 30, 1995                                $ 6,442
                                                            =======
Stockholders' Equity at September 30, 1995                  $46,368
                                                            =======

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                           1994       1995
                                                         --------   --------
Cash provided by operations:
 Net income                                               $  1,104   $  4,781
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                             3,702      3,939
   Deferred taxes                                              389          -
   Other                                                        41        282
   Changes in operating assets and liabilities:
      Trade accounts receivable                              1,895     (5,671)
      Contract costs in excess of billings                   4,444     (8,617)
      Inventory                                              5,499     (4,211)
      Other assets                                            (287)      (641)
      Trade accounts payable                                  (762)       105
      Other liabilities                                        703     (2,184)
                                                          --------   --------
Total cash provided by (used in ) operating activities      16,728    (12,217)
                                                          --------   --------
Cash provided by (used in ) investing activities:
 Additions to property, plant and equipment                 (1,378)    (4,958)
 Proceeds from sale of assets                                4,631         60
 Deposits and other                                           (364)       (77)
                                                          --------   --------
Total cash provided by (used in) investing activities        2,889     (4,975)
                                                          --------   --------
Cash provided by (used in) financing activities:
 Addition to (repayment of) long-term debt                 (23,998)    16,079
 Sale of Series A shares, net of expenses                    1,531          -
 Exercise of stock options                                     114        340
                                                          --------   --------
Total cash provided by (used in) financing activities      (22,353)    16,419
                                                          --------   --------
Increase (decrease) in cash and temporary
 investments                                                (2,736)      (773)
Cash and temporary investments at beginning
 of period                                                   3,768      1,473
                                                          --------   --------
Cash and temporary investments at end of period           $  1,032   $    700
                                                          ========   ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                               $  2,855   $  1,778
   Income taxes                                                952      2,644

See notes to consolidated condensed financial statements.

STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements

(Unaudited)


1. Following approval by the Company's stockholders on May 18, 1995, the name of the Company was changed from Stevens Graphics Corporation to Stevens International, Inc. The consolidated condensed balance sheet as of September 30, 1995, the consolidated condensed statement of stockholders' equity for the period ended September 30, 1995, the consolidated condensed statements of operations for the three and nine months ended September 30, 1995 and 1994, and the consolidated condensed statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994 have been made. The December 31, 1994 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1994 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

    The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1994 Form 10-K. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The Company designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and security and banknote segments of the printing industry. The Company is also a worldwide leader in the manufacture of rotary and platen die cutting and creasing equipment. The Company manufactures equipment capable of converting and printing, among other items, food and beverage containers, liquid container cartons, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. A growing use of the Company's die cutting equipment is in non-printing applications to produce consumer items such as potato chips, cookies, battery grids, disposable diapers, adhesive bandages, and many other end products. The Company has the technological and engineering expertise to combine any of the four major printing methods (offset, flexography, rotogravure and intaglio) together with die cutters and creasers and product delivery systems into a single system. Complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard form size and special auxiliary functions.

3.  Inventories consist of the following:

                          December 31,  September 30,
                              1994          1995
                          ------------  -------------
(Amounts in thousands)

 Finished product           $ 5,332        $ 5,441
 Work in progress             6,670         12,616
 Raw materials                8,196          6,352
                            -------        -------
                            $20,198        $24,409
                            =======        =======

4. For a description of the amendment and restatement of the bank credit facility in May 1995, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The long term debt is recorded net of unamortized debt issue costs of $1.4 million at September 30, 1995.

    In September 1994, the Company reduced its senior subordinated debt by $2,500,000 through a combination of private placement of stock and bank borrowings. This early extinguishment of debt in 1994 resulted in an extraordinary loss of $85,000, net of income tax effect of $67,000, as a result of prepayment expenses and the write-off of loan origination costs which were being amortized over the life of the indebtedness.

5. The Company is party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage in respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1994 Form 10-K.

6. The provision for income tax expense for the three and nine months ended September 30, 1995 was $1,032,000 and $3,436,000, respectively, which was principally related to currently payable taxes.

7. Earnings per common share for 1995 and 1994 are based upon the weighted average number of shares of common and common stock equivalents (stock options, when dilutive) outstanding during the periods. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Net Sales  The Company's net sales for the nine months ended September 30, 1995
---------
increased by $33.2 million (or 46.5%) compared to net sales in the same period in 1994 due to increased sales of packaging products. Packaging product sales increased $37.1 million (or 86.4%) due primarily to increased sales of the System 2000 flexographic printing system, sales of the new System 9000 rotogravure printing system into China, and sales of both platen and rotary die cutters. Specialty/commercial product sales decreased by $5.8 million due to decreased sales of specialty printing offset systems as several large contracts were substantially completed in 1995. This decrease was partially offset by an increase in the sale of business forms equipment. Security and banknote product sales decreased by $0.8 million reflecting reduced revenues under the contract with Banque de France for the single note on web

("SNOW") currency printing system as the project neared completion. This decrease was offset to some degree by increased revenues under the contract with the Bank of England for development of the automated currency examination system ("ACE"). In January 1995, the Company purchased certain assets of a full service repair and service facility in France which contributed $2.6 million in sales for the first nine months. On a geographic basis, net sales to international customers for the nine months ended September 30, 1995 were $27.6 million and comprised 26.4% of net sales as compared to $11.4 million (or 16%) of net sales for the first nine months of 1994.

Gross Profit  The Company's gross profit for the nine months ended September 30,
------------
1995 increased by $8.7 million (or 49.8%) compared to gross profit in the same period in 1994 due primarily to increased sales volume for packaging systems products. Gross profit margin for the first nine months of 1995 increased to 25.1% as compared to 24.6% for the same period in 1994. The increase in gross profit margin was primarily due to changes in product mix as well as improved pricing for the System 2000 which was partially offset by higher costs associated with the installation component of sales and lower average margins on the new System 9000 introduced into China during 1995.

Selling, General and Administrative Expenses  The Company's selling, general,
--------------------------------------------
and administrative expenses increased by $3.3 million (or 26.9%) for the nine months ended September 30, 1995 compared to the same period in 1994 due to increases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the nine months ended September 30, 1995 were 14.9% of sales compared to 17.2% for the same period in 1994 due to the $33.2 million increase in sales without corresponding expense level increases.

Other Income (Expense)   The Company's interest expense decreased by $0.6
----------------------
million for the nine months ended September 30, 1995 compared to the same period in 1994 due to reduced borrowing by the Company as a result of debt reductions in 1994 accomplished in part through a private placement of stock in September 1994 and the refinancing of existing debt at a lower interest rate. Interest income decreased by $0.4 million for the nine months ended September 30, 1995 as compared to interest income in the same period in 1994 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Sales  The Company's sales for the three months ended September 30, 1995
-----
increased by $4.9 million (or 16.8%) compared to sales in the same period in 1994 due primarily to sales increases in the packaging systems division ($6.4 million), offset by decreases in sales at the banknote printing equipment division ($0.3 million), and specialty web products division ($1.2 million).

Gross Profit The Company's gross profit for the three months ended September 30,
------------
1995 increased by $2.8 million compared to gross profit in the same period in 1994 due primarily to the increased sales volume for packaging systems. Gross profit margin for 1995 increased to 28.1% of sales as compared to 23.2% of sales for 1994. This increase in gross profit margin in 1995 was due primarily to changes in product mix as well as improved pricing for the System 2000 packaging system, and partially offset by lower average margins on its new line of rotogravure equipment.

Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses increased by $1.6 million (or 39.5%) for the three months ended September 30, 1995 compared to the same period in 1994 due to increases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the three months ended September 30, 1995 were 17.0% of sales compared to 14.2% of sales for the same period in 1994 due to the cost increases above which increased at a greater percentage rate than the percentage increase in sales described above.

Other Income (Expense)  The Company's interest expense increased by $0.05
----------------------
million for the three months ended September 30, 1995 compared to the same period in 1994 due to increased borrowing by the Company to fund the expanding operations of the Company. Interest income decreased by $0.2 million for the three months ended September 30, 1995 as compared to interest income in the same period in 1994 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 41.8% and 45% for the nine months ended September 30, 1995 and 1994, respectively. This decrease in the effective tax rate was due to certain research and experimental expenditure tax credits that were recorded in September 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to fund its ongoing operations, to provide for expansion of manufacturing capacity, to service its existing debt and to pursue its strategic objectives including new product development and penetration of international markets. The Company's working capital needs increase during periods of growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During 1995, the Company has experienced an increased need for working capital resulting in higher borrowings under its bank credit facility. The working capital needs are directly related to the rapid growth experienced by the Company, particularly the growing international mix of the Company's new orders which typically have less favorable cash flow terms than domestic orders, and the introduction of new products.

Historically, the Company has funded its capital needs with cash provided by operating activities, borrowings under bank credit facilities, issuance of long-term debt and the sale of common stock. At September 30, 1995, the Company's indebtedness was comprised primarily of a credit facility pursuant to a credit agreement with Bank of America due April 30, 1998 (the "bank facility") and the Company's Senior Subordinated Notes due June 30, 2000 ( the "Subordinated Notes"). As of September 30, 1995, there was outstanding $15.3 million in Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter until a final payment of $0.86 million on June 30, 2000.

Under the bank facility, the Company may borrow up to $27 million for direct borrowings and letters of credit. As of September 30, 1995 there was $18.0 million in direct borrowings and $5.2 million in standby letters of credit outstanding. The interest rate on direct borrowings under the bank facility is prime, or at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.5%, which equates to 7.44% at September 30, 1995.

The respective agreements concerning the bank facility and the Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, a first lien was granted to Bank of America, and a second lien was granted to the holders of the Subordinated Notes, on substantially all the assets of the Company and its domestic subsidiaries.

The loans under the bank facility and Subordinated Note agreement are subject to various restrictive covenants related to financial ratios, as well as limitations on capital expenditures and additional indebtedness. The bank facility does allow the Company to use up to $5 million of the bank facility for acquisition purposes without bank consent. The Company is not allowed to pay dividends or make any other acquisitions unless approved by the lenders.

The Company's primary sources of liquidity are its cash, internal cash generation and the external financing described above. Management believes that the Company has sufficient liquidity capacity to fund its anticipated needs for working capital and debt repayment.

Backlog and Orders  The Company's backlog of unfilled orders at September 30,
------------------
1995 was approximately $57.1 million compared to $70.3 million at September 30, 1994, a decrease of (18.8%). The backlog decrease included $9.9 million of packaging, $2.6 million of banknote related equipment and $0.7 million of specialty web equipment as compared to 1994. Despite this decrease, the backlog remains strong as compared to the backlog at September 30 in each of the preceeding five years.

The reduction in backlog from 1994 to 1995 is the result of a reduced order flow in 1995 and increased shipment rates. This increased rate of shipments reflects the increase in orders taken in late 1994 that is currently working through production. Orders for the nine months ended September 30, 1995 were $92.9 million compared to $102.1 for the comparable period in 1994, a decrease of $9.2 million while shipments increased $33.2 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing system orders. However, the decline in new printing system orders year-over-year continued in October 1995. As a result, the Company anticipates adjusting its rate of future production and accompanying costs to match this reduced order flow.

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


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The lawsuit filed by Howard Lasker, as the representative of an alleged class consisting of purchasers of the Company's common stock between October 18, 1989 and October 31, 1990, in the United States District Court for the Northern District of Texas (Dallas Division), was set for trial for February and May 1995, but was not reached on the docket. A new trial date has been set for January 2, 1996. The Company believes that the allegations in this lawsuit are substantially without basis and intends to continue to vigorously pursue its defenses. See Note 5 of "Notes to Consolidated Condensed Financial Statements".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER   DOCUMENT DESCRIPTION
  3.1    Second Amended and Restated Certificate of
         Incorporation of the Company. (1)
  3.2    Bylaws of the Company, as amended. (2)
  4.1    Specimen of Series A Common Stock Certificate.(3)
  4.2    Specimen of Series B Common Stock Certificate.(4)
 10.1    Form of Indemnity Agreement. (2)
 10.3    Second Amended and Restated Stock Option Plan of the Company. (5)
 10.4    Description of Stevens Graphics Incentive Plan.(3)
 10.5    Description of Hamilton Life Insurance Payroll Deduction Plan. (2)
 10.6 Labor Agreement, dated July 2, 1994, between Hamilton-Stevens Group, Inc. and the International Union United Automobile, Aerospace and Agricultural Implement Workers of America. (5)
 10.9    Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985. (2)
 10.10 Lease Agreement between Space Unlimited Joint Venture #3 and Stevens Corporation ("Stevens"), dated September 11, 1981, and related lease addendum. (2)
 10.11 First Extension Agreement dated January 19, 1987 between Stevens and Space Unlimited Joint Venture #3. (3)

 10.12 First Amended Joint Venture Agreement of Space Unlimited Joint Venture #3, dated June 26, 1980, and related Assignment of Joint Interest and Loan Modification, Assumption Agreement and Release.(2)
 10.13 Second Extension Agreement between the Company and Space Unlimited Joint Venture #3. (7)
 10.14   Stevens Graphics Corporation Pension Plan and Trust. (7)
 10.15 Stevens Graphics Corporation Profit Sharing and 401 (k) Savings Retirement Plan. (7)
 10.17 Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal Group, Inc. (8)
 10.18   Severance Agreement among the Company, Post, and Robert F. Hopkins. (7)
 10.19 Restated and Amended Subordinated Debt Agreement dated March 27, 1992, together with forms of Subordinated Notes and Subordinated Guaranties.
         (7)
 10.20 Amended and Restated Intercreditor and Subordination Agreement dated April 26, 1994. (9)
 10.21   Contract of Sales between the Company and the Banque de France. (7)
 10.23 Asset Purchase Agreement dated July 20, 1993 among Post Machinery Company, Inc., the Company, and Bobst Group, Inc. (11)
 10.24 Letter Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc. Bobst Group, Inc., and Bobst, S.A. (11)
 10.25 Intellectual Property Purchase Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., and Bobst S.A. (11)
 10.26 First Amendment to Loan and Security Agreement, dated as of August 24, 1994, among the Company, Bank One, Milwaukee, NA, and certain subsidiaries of the Company. (12)
 10.27 Fourth Amendment to Amended and Restated Senior Subordinated Note Agreement dated April 29, 1994. (9)
 10.28 Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors. (12)
 10.29 Credit Agreement, dated May 16, 1995, between the Company and Bank of America, Texas, N.A. (13)
 10.30 First Amendment to Amended and Restated Subordination and Intercreditor Agreement dated August 1995. (6)
 10.31 Fifth Amendment to Amended and Restated Senior Subordinated Note Agreement dated August 1995. (6)
 10.32 First Amendment to Credit Agreement effective August 15, 1995 between the Company and Bank of America Texas, N.A. (6)
 10.33 Second Amended and Restated Master Note: Reference Rate Related dated August 15, 1995, executed by the Company and payable to the order of Bank of America Texas, N.A. in the original principal amount of $27 million. (6)
 11.1    Computation of Net Income per Common Share. (6)
 27.1    Financial Data Schedule. (6)

_____________________________________________________

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

(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

        (b)     Reports on Form 8-K.
                None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STEVENS INTERNATIONAL, INC.



Date:  November 10, 1995                        By:
                                                Kenneth W. Reynolds
                                                Senior Vice President -
                                                Administration & Finance and
                                                Chief Financial Officer