Form 10-K
period 1995-12-31
STEVENS INTERNATIONAL INC
filed 1996-03-20
CIK 817644

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-9603

                               ----------------

                          STEVENS INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              75-2159407
    (STATE OF OTHER JURISDICTION OF                (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        5500 AIRPORT FREEWAY
          FORT WORTH, TEXAS                            76117
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                               ----------------

      Registrant's telephone number, including area code: (817) 831-3911

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                          WHICH REGISTERED
            -------------------                      ------------------------
      Series A Stock, $0.10 Par Value                 American Stock Exchange
      Series B Stock, $0.10 Par Value                 American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

  As of March 11, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,213,000 based upon the closing price of the registrant's Common Stock on such date, $2 15/16 and $4 per share for Series A and Series B stock, respectively, as reported by the American Stock Exchange. As of March 11, 1996, there were outstanding 7,313,268 shares of Series A stock and 2,136,834 shares of Series B stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statements for the annual meeting of stockholders of the Company to be held during 1996 are incorporated by reference in Part III.

===============================================================================

                          STEVENS INTERNATIONAL, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                            PAGE
 --------------                                                            ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    11
    Item 3.  Legal Proceedings..........................................    11
    Item 4.  Submission of Matters to Vote of Security Holders..........    11
 PART II
    Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters.......................................    12
    Item 6.  Selected Financial Data....................................    12
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    14
    Item 8.  Financial Statements and Supplementary Data................    19
    Item 9.  Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    40
 PART III
    Item 10. Directors and Executive Officers of the Registrants........    40
    Item 11. Executive Compensation.....................................    40
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    40
    Item 13. Certain Relationships and Related Transactions.............    40
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    40

                                    PART I

ITEM 1. BUSINESS.

  Stevens International, Inc. (formerly Stevens Graphics Corporation) was incorporated in Delaware in November 1986. (All references to the "Company" or "Stevens" include Stevens International, Inc. and its subsidiaries and predecessors, unless the context otherwise requires.)

GENERAL

  Stevens is a leading manufacturer of web-fed packaging and printing systems. Stevens designs, manufactures, markets and services packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and security and banknote segments of the printing industry. The Company believes that its technological and engineering capabilities, including its ability to utilize and combine the four major printing technologies in its systems, provide it with a competitive advantage over other packaging and printing equipment manufacturers. Stevens is also a leading manufacturer of rotary and platen die cutting and creasing equipment. The Company combines its various types of equipment, including printing presses, die cutting equipment and delivery systems, into complete integrated systems capable of providing finished product in a single press pass. The Company's systems sell for prices ranging from $1 million to in excess of $10 million. The Company also manufactures auxiliary and replacement parts and provides service for its equipment which represented 30% and 27% of the Company's net sales for 1995 and 1994, respectively. The Company has an installed base of more than 5,000 machines in over 50 countries.

  Stevens' equipment is used by its customers to produce thousands of end-products, including food and beverage containers, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. A growing use of the Company's die cutting equipment is in non-printing applications to produce consumer items such as potato chips, cookies, battery grids, disposable diapers, adhesive bandages and other end products.

  All of the Company's presses are "web-fed" presses, which print on paper or other substrate that is fed continuously from a roll or "web," as distinct from "sheet-fed" presses, which print on pre-cut sheets of paper or other substrate. Although sheet-fed equipment is dominant in the segments of the packaging industry and the security and banknote segment of the printing industry that are served by the Company, the Company believes that significant opportunities exist to convert users of sheet-fed equipment to its web-fed packaging and printing systems because of the greater efficiencies inherent in the web-fed process.

INDUSTRY OVERVIEW

  Stevens markets its systems to its customers in two distinct worldwide industries--the packaging industry and the printing industry. Although both the packaging and printing industries utilize printing in the manufacturing process, the printed products have significantly different applications. In the packaging industry, the printed product functions as the container for the end product, such as food and beverage containers. In the printing industry, the printed product is the end product, such as lottery tickets, postage stamps and personal checks.

  The packaging industry consists of several large segments, some of which the Company does not serve. The Company's products are designed to serve the folding carton, liquid packaging and flexible packaging segments of the packaging industry. The printing industry also consists of several large segments in which the Company does not participate (newspapers, periodicals and book publishing). The Company's products are designed to serve the specialty/commercial and security and banknote segments of the printing industry.

BUSINESS STRATEGY

  The Company's objective is to strengthen its position as a leading manufacturer of web-fed packaging and printing systems through its strategy of providing complete systems solutions to its customers. The principal elements of this strategy include the following:

  Technological Leadership. The Company believes that it is a technological leader in the development of packaging and printing equipment systems. The Company demonstrates its technological leadership through its research and development efforts and new product introductions. The Company works closely with manufacturers of related consumables, i.e., printing plates, anilox rolls, inks, paper and similar products, to create new product enhancements. In the last three fiscal years, the Company's gross expenditures for research and development (including customer funded projects) have exceeded 5% of net sales. The Company has recently introduced, among others, the System 2000 and 5000 series flexographic and offset lithographic ("offset") printing press systems. The Company has also developed improved high speed rotary and platen die cutting equipment to complement its new packaging and printing equipment systems. In the security and banknote industry, the Company, in 1995, installed the first production model single note on web ("SNOW") banknote printing system at Banque de France.

  Integrated Systems. The Company provides fully integrated web-fed packaging and printing systems which are capable of producing a finished product by taking paper or other substrate through one continuous, uninterrupted process. The Company works closely with its customers in the design and development of its integrated systems to meet their specific manufacturing needs. For many of its customers, the Company is a single-source supplier of their packaging and printing systems. The Company has the technological and engineering expertise to combine any of the four major printing methods (offset, flexography, rotogravure and intaglio) together with die cutters and creasers and product delivery systems into a single system. The Company believes that its ability to provide customized systems solutions provides it with a competitive advantage over other packaging and printing equipment manufacturers.

  Conversion to Web-Fed Systems. The Company believes that, because of the increased productivity inherent in the web-fed process, significant opportunities exist to convert users of sheet-fed equipment over to web-fed systems in the segments of the packaging and printing industries that it serves. While web-fed equipment has been successfully utilized for many years in some segments of the printing industry which the Company does not serve (including newspapers and periodicals), sheet-fed equipment is predominant in the folding carton segment of the packaging industry and the security and banknote segment of the printing industry. The Company also believes that its web-fed systems can significantly enhance productivity over sheet-fed applications in all segments of the packaging and printing industries including those segments into which the Company markets its products.

  Increased Penetration of International Markets. The Company plans to accelerate its penetration of international markets in order to capitalize on growth opportunities developing in Asia and in Eastern Europe for packaging and printing systems and to further geographically diversify its sales base. The Company has taken a number of initiatives to strengthen its international marketing efforts. In 1991, the Company established an European sales subsidiary and in 1995 acquired a French repair and service company (see "Marketing") to fill an important need and to better service products installed in Europe. In addition, the Company has continued to add to its existing base of sales agents in order to market its products internationally. The Company received five 1994-1995 orders from China, four of which have been delivered, for its new System 9000, narrow web rotogravure printing and packaging press.

PRODUCTS

  The Company markets a broad range of packaging and printing equipment systems to the packaging industry and the specialty/commercial and security and banknote segments of the printing industry. The Company's complete systems integrate a variety of its equipment, including printing presses, die cutters and creasers and product delivery systems. The Company also sells system components independently of complete systems. The components of these systems are as follows:

  Printing Presses. The Company offers all four major printing processes on a worldwide basis for its web-fed packaging and printing systems. The Company's printing presses are capable of flexographic, offset lithographic, rotogravure and intaglio printing processes and combinations thereof. Flexography, which is well suited for printing large areas of solid color, is typically the least expensive printing process. Offset lithography, which is the most widely used printing process, is a process that historically has yielded a higher quality printed product than flexography. Rotogravure, which uses etched cylinders in the printing process, is a higher quality, more expensive process than either flexography or offset lithography. Intaglio printing, which is the most technologically complex and expensive printing process, utilizes engraved plates and applies ink under extreme pressure.

  Die Cutters and Creasers. The Company manufactures and markets both rotary and platen die cutters and creasers. The Company believes that it offers the broadest array of rotary cutting products and technology in the packaging and printing industries. The Company's proprietary rotary die system equipment is now the preferred cutting and creasing system for several of the largest liquid packaging producers. A growing use of the Company's rotary die cutting equipment is in non-printing applications to produce consumer items such as potato chips, cookies, battery grids, disposable diapers, adhesive bandages and other end products. The Company believes its platen die cutters perform faster and more reliably than other similar systems.

  Product Delivery Systems. The Company manufactures a number of product delivery systems such as stackers, collators, strippers, belt askews and delivery tables. These product delivery systems perform a number of automated tasks as the final product exits the printing press. In some instances, the speed of the product delivery system can limit throughput and productivity of packaging and printing equipment systems.

  Auxiliary Equipment, Parts and Customer Service. The Company manufactures auxiliary equipment and replacement parts and provides service for its presses, collators and die cutters. During 1995 and 1994, 30% and 27%, respectively, of the Company's net sales, were attributable to auxiliary equipment, parts and service. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing, such as punching, perforating and folding. Auxiliary equipment also includes print towers to add additional colors and additional collating stations.

  In line with its program of strong customer service, the Company provides customers with product services and support through trained Company and dealer service representatives. Product services include installation, field repairs, routine maintenance, replacement and repair parts, operator training and technical consulting services. Product services and support programs also are designed to promote the sale of auxiliary equipment.

MARKETING

  The Company primarily markets its products domestically through direct sales engineers and managers. The Company primarily markets its products internationally through agents. In 1990, the Company opened a sales and service office in France to better serve its European customers and, in 1995, formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), to acquire a French printing press repair and service company, which permits the Company to better service its European customers. The Company's traditional marketing efforts include advertising, participating in major domestic and international trade shows and customer symposiums, and conducting periodic product maintenance seminars. The Company conducts market research and analysis to study trends and actively participates in various trade associations.

CUSTOMERS

  The Company's customers include packaging companies, printing companies, paper companies, consumer product companies, check printers, business forms companies and security and banknote printers.

COMPETITION

  The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in its selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst, S.A., M.A.N. Roland, Komori-Chambon, Goebel and

Cerutti. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment such as Heidelberg, M.A.N. Roland and Komori-Chambon. The security and banknote markets are predominately served by sheet-fed equipment made by De La Rue Giori-Koenig and Bauer-Albert Frankenthal (KBA). The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery. See "Factors That Could Affect Future Performance -- Competition."

RESEARCH AND DEVELOPMENT

  In addition to Company sponsored development programs, projects are funded in varying amounts by customers who are in need of specialized equipment or processes. Research and development costs are charged to operations as incurred and the total of gross expenditures (including customer funded projects) has exceeded 5% of net sales in recent years.

EMPLOYEES

  As of March 11, 1996, the Company had approximately 716 employees. Approximately 26% of the Company's employees are covered by a separate collective bargaining agreement that expires in December 1997. The Company believes that its employee relations are good and has not experienced any strike or material work stoppage since a seven-week strike at its Hamilton, Ohio facilities in the fourth quarter of 1990.

BACKLOG AND ORDERS

  The backlog of the Company consists of orders that have met strict criteria, including having a signed contract with appropriate down payments received. Further, to be included in backlog, these orders must also have a reasonable expectation of being manufactured, shipped and paid for within contract terms. Additionally, the backlog does not generally include service and parts orders, which have historically been in excess of 20% of the Company's sales volume.

  The Company's backlog of unfilled orders as of December 31, 1995 was approximately $40.4 million compared to $68.6 million at December 31, 1994, a decrease of 41%. The backlog included a decrease of $20.2 million in packaging, a decrease of $3.2 million in banknote and security related equipment and $4.8 million in specialty/commercial orders. The current decline in backlog is the result of a general slowness in orders. While the slowness may be attributable to general economic conditions, the Company believes it is also attributable to difficulties in resolving certain product performance issues. Although the Company believes that it is making progress in resolving these performance issues, they have not all been resolved and there can be no assurance that they will be.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

  NAME                       AGE       PRINCIPAL POSITION WITH THE COMPANY
  ----                       ---       -----------------------------------
Paul I. Stevens.............  81 Chairman of the Board, Chief Executive Officer
                                  and Director
Richard I. Stevens..........  57 President, Chief Operating Officer and Director
Allen J. Prochnow...........  45 Sr. Vice President and General Manager-Zerand
                                  Division
Kenneth W. Reynolds.........  57 Sr. Vice President--Finance and Administration
                                  and Chief Financial Officer*

--------
* Mr. Reynolds retired from his position as Senior Vice President--Finance and Administration and Chief Financial Officer effective March 31, 1996.

  Paul I. Stevens founded the Company in 1965. He has served the Company as Chairman of the Board and Chief Executive Officer since its inception. In 1974, Mr. Stevens founded Stevens Industries, Inc., a family-owned holding company that is an affiliate of the Company and of which he is the controlling stockholder. Mr. Stevens is the father of Richard I. Stevens.

  Richard I. Stevens is President, Chief Operating Officer and a director of the Company and has served in each of these capacities for at least five years. From May 1992 to December 1993, Mr. Stevens served as President and General Manager of the Company's Hamilton Division. He joined the Company in 1965 and became President in 1969. In 1973 he was elected to the Board of Directors. Mr. Stevens is active in industry professional associations. He has been a director of The Association for Suppliers of Printing and Publishing Technologies (NPES) since 1982. In October 1995, Mr. Stevens was elected Chairman of the Board of NPES for a two-year term.

  Allen J. Prochnow has served as Senior Vice President and General Manager-Zerand Division since November 1993 and Vice President of the Company from August 1991 to November 1993. Mr. Prochnow joined Zerand as Treasurer and Controller in the fall of 1979. In 1981, he was promoted to fill the new Zerand position of Vice President, Finance, and in early 1988, he was appointed to Vice President, Operations.

  Kenneth W. Reynolds has served the Company as Senior Vice President--Finance and Administration and Chief Financial Officer since July 1993. From 1989 to June 1993, Mr. Reynolds served Baldwin Technology Company, Inc. as Vice President--Finance and Administration and Chief Financial Officer. From 1987 to 1989, Mr. Reynolds served as Vice President--Finance and Administration for Modicon Inc., an AEG Company (Germany). From 1974 to 1987, he held various positions with Harris Graphics Corporation and from 1965 to 1974, he held various positions with Moore Business Forms, Inc.

  Except as otherwise noted, no family relationships exist among the executive officers of the Company.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

  This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from those forward looking statements. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements.

  Competition. The packaging and printing equipment industry is highly competitive, and many of the industry participants possess greater management, financial and other resources than those possessed by the Company. The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst S.A., M.A.N. Roland, Komori-Chambon, Goebel and Cerutti. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment, such as Heidelberg, M.A.N. Roland and Komori-Chambon. The security and banknote markets are predominately served by sheet-fed equipment made by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery. The Company has recently experienced difficulties in meeting customers expectations in manufacturing certain new products, including certain System 2000 presses. The Company believes these difficulties have hampered its marketing and accounts receivable collection efforts and has made it a high priority to satisfy these expectations as soon as practicable.

  Economic Downturn. Sales of the Company's packaging and printing products may be adversely affected by general economic and industry conditions and downturns. The Company's business and results of operations may be adversely affected by inflation, interest rates, unemployment and other general economic conditions reflecting a downturn in the economy, which may cause customers to defer or delay capital expenditure decisions. The Company incurred significant losses in 1990 and 1991 of $7.8 and $13.5 million, respectively; these losses were caused by changing printing technology that affected demand for the Company's business forms printing systems, which at the time represented a substantial portion of the Company's revenues and by a general economic downturn which impacted or delayed capital expenditure decisions by its customers. As a result, the Company restructured its operations, which involved a plan that included the closure of some facilities, the combination of operating units, personnel reassignments, headcount reductions and asset sales. This restructuring necessitated recording pre-tax restructuring charges in 1990 and 1991 of $5.0 and $4.0 million, respectively. The plan was designed to bring the Company's operating costs in line with anticipated order rates and to reposition the Company in growing markets such as packaging systems and to de-emphasize declining markets such as business forms. Sales of business forms and specialty web printing press systems have historically been subject to cyclical variation based upon specific and general economic conditions, and there can be no assurance that the Company will maintain profitability during downturns.

  Technological Advances in the Packaging and Printing Industry. The packaging and printing industry has experienced many technological advances over the last decade, and the Company expects such advances to continue. Packaging and printing companies generally want more efficient packaging and printing press systems in order to reduce inventories, "in process" production time, waste and labor costs. These technological advancements could result in the development of additional competition for all or a portion of the Company's products and could adversely affect the competitive position of the Company's products. Although the Company has rights in a significant number of issued patents in the United States and elsewhere, management believes that patent protection is less significant to the Company's competitive position than certain other factors. These factors include the Company's knowledge of the industry and the skills, know-how and technological expertise of the Company's personnel.

  Dependence Upon New Technologies and Product Development. Technological leadership, enhanced by the introduction and development of new products, is an important objective of the Company's business strategy. In accordance with this business strategy, the Company's newly developed products have been a significant factor in the Company's growth in 1994 and 1995. In the last three fiscal years, the Company's gross expenditures for research and development exceeded 5% of net sales. The Company believes that its continued success will be dependent, in part, upon its ability to develop, introduce and market new products and enhancements. Many difficulties and delays are encountered in connection with the development of new technologies and related products. The Company experienced some product performance issues related to new products in 1995 which contributed to the slowness in orders experienced in the fourth quarter of 1995. There can be no assurance, therefore, that the Company will be able to continue to design, develop and introduce new products that will meet with market acceptance.

  International Business Risks. In 1995, international sales represented 26.2% of net sales, and the Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's international orders are denominated in United States dollars, some orders are denominated in foreign currencies and, accordingly, the Company's business and results of operations may be affected by fluctuations in interest and currency exchange rates. Fluctuations in foreign currencies may also affect the Company's foreign sales, and, since many of the Company's competitors are foreign, fluctuations in foreign currencies may also affect the Company's competitive position in the United States markets. The Company periodically enters into foreign exchange contracts to hedge the risk that eventual net cash flows will be adversely affected by changes in exchange rates. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

  Acquisitions. The Company may from time to time acquire or enter into strategic alliances concerning technologies, product lines or businesses that are complementary to those of the Company. Although the Company believes that integration of acquired technologies, product lines and businesses should result in long-term growth and profitability, there can be no assurance that the Company will be able to successfully identify, finance or integrate such technologies, product lines or businesses. Furthermore, the integration of an acquired company product line or business may cause a diversion of management time and resources. The Company also may need to obtain additional equity or debt financing to complete an acquisition and in some instances must obtain the approval of its existing lenders in order to either incur additional debt or complete the acquisition. There can be no assurance that the Company will be able to conclude any acquisitions in the future on terms favorable to it or that, once consummated, such acquisitions will be advantageous to the Company.

  Manufacturing Risks. Disruption of operations at any of the Company's primary manufacturing facilities or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate manufacturing capacity would be available, or if available, that it could be obtained on favorable terms or on a timely basis.

  Impact of Accounting Methods and Estimates Upon Quarterly Earnings. The Company derives the majority of its revenues from the sale of packaging and printing press systems, with prices for each system and most orders ranging from $1 million to in excess of $10 million. The Company's policy is to record revenues and earnings for orders in excess of $1 million on the percentage of completion basis of accounting, while revenues for orders of less than $1 million are recognized upon shipment or when completed units are accepted by the customer. The percentage of completion method of accounting recognizes revenues and earnings over the build cycle of the press system as work is being performed based upon the cost incurred to date versus total estimated contract cost and management's estimate of the overall profit in each order. In the event that the Company determines it will experience a loss on an order, the entire amount of the loss is charged to operations in the period that the loss is identified. The Company believes that the percentage of completion method of accounting properly reflects the earnings process for major orders. The informed management judgments inherent in this accounting method may cause fluctuations within a given accounting period, which could be significant. During each accounting period, other management assessments include estimates of warranty expense, allowances for losses on trade receivables and many other similar informed judgments.

  Litigation. The Company and certain officers and directors are defendants in a class action lawsuit filed in 1990. Prior to commencement of trial, the parties agreed in principle to a settlement of the dispute. In the event the settlement is not approved by the Court, the Company will continue to vigorously pursue all available defenses. Without regard to the outcome, a trial would result in a significant diversion of management time and attention. A negative outcome in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition. See "Legal Proceedings."

  Environmental Costs, Liabilities and Related Matters. The Company's production facilities and operations are subject to a variety of federal, state, local and foreign environmental, health and job safety laws and regulations. The Company is not aware of any conditions or circumstances that, under applicable environmental, health or safety regulations or requirements, will require expenditures by the Company that management believes would have a material adverse effect on its businesses. However, environmental liabilities (especially those relating to discontinued production or waste disposal practices) are very difficult to quantify, and it is possible that environmental litigation or regulatory action may require significant unanticipated expenditures or otherwise adversely affect the Company. See "Legal Proceedings."

  Control by Principal Stockholders. Paul I. Stevens, Stevens Industries, Inc. and members of the immediate family of Paul I. Stevens beneficially own approximately 31.5% of the combined outstanding Series A and Series B Common Stock of the Company, representing 70.3% of the voting power. As a result, the Stevens family alone is able to elect a majority of the Board of Directors and otherwise continue to influence the direction and policies of the Company and the outcome of any other matter requiring shareholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and, together with others, to prevent or cause a change in control of the Company.

  Volatility of Stock Price. The Company's Series A Common Stock market price has ranged from a high of $19 5/8 per share in the first quarter of 1990 to a low of $2 3/4 per share in the first quarter of 1996. The market price of the Company's Series A Common Stock may be subject to substantial fluctuations related to the announcement of financial results, new product introductions, new orders or order cancellations by the Company or by its competitors or by announcements of other matters related to the Company's business. In addition, there can be no assurance that the price of the Series A Common Stock will not fluctuate in the future due to a multiplicity of factors outside of the Company's control. These factors include general economic and stock market conditions, investor perceptions and mood swings, levels of interest rates and the value of the dollar.

  Dependence On Key Personnel. The Company's success depends, to a significant extent, on the Company's Chairman of the Board and Chief Executive Officer, Paul I. Stevens, on its President and Chief Operating Officer, Richard I. Stevens and on other members of its senior management. The loss of the services of Paul or Richard Stevens, or any of its other key employees, could have a material adverse effect on the Company. The Company maintains a key man life insurance policy on Paul I. Stevens in the amount of $2,000,000. The Company's future success will also depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

  Rapid Growth. The Company's annual revenue growth rate which was 19.5% in fiscal 1994 (exclusive of the discontinued Post operations), accelerated to 30.4% in fiscal 1995. This growth was largely attributable to the development and sale of new products. In light of this growth, the Company increased the amount of expenditures on its research and development programs, particularly in conjunction with the development of these new products. The Company recently curtailed many expenditures in light of the slowness of new orders which has been due, in part, to certain product performance issues related to the new products. In addition, the Company has reduced capital expenditures and implemented certain other cost reduction measures. As a result, sales and operating results for 1996 are not anticipated to equal 1995 results.

ITEM 2. PROPERTIES.

  The following are the locations of the Company's executive and principal manufacturing and research facilities. In addition, the Company leases a small sales office in Europe on a month-to-month basis. The Company believes its facilities are adequate for its present needs.

                                                                   APPROX.   OWNED
  LOCATION                                  USE                    SQ. FT. OR LEASED
  --------                                  ---                    ------- ---------
Fort Worth, Texas....... Executive Offices                          12,400  Leased
Hamilton, Ohio.......... Research facilities and manufacturing of  252,000  Owned printing presses, and collators,
                          administration offices and sales
                          facilities
New Berlin, Wisconsin... Research facilities and manufacturing of   67,000  Owned
                          printing presses and reciprocating
                          cutter-creasers, and administration
                          offices and sales facilities
New Berlin, Wisconsin... Warehouse and manufacturing facilities     43,200  Leased
Rochester Hills,         Manufacturing of rotary pressure dies,     42,000  Leased
 Michigan...............  cutter-creasers, and related equipment, research facilities, administration
                          offices and sales facilities
Fort Worth, Texas....... Manufacturing facility and                 74,000  Owned
                          administration offices
Villers sous St. Leu,    Repair and service facility and            13,000  Owned
 France.................  administrative offices

  See notes F, K and M of the notes to consolidated financial statements of the Company for information relating to property, plant and equipment and leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS.

  On December 5, 1990, Howard Lasker, as the representative of an alleged class consisting of purchasers of the Company's common stock between October 18, 1989 and October 31, 1990, filed a lawsuit against the Company and certain officers and directors of the Company. The suit was certified as a class action in March 1992. On February 26, 1993, notice of the pendency of the class action was mailed to stockholders of record of the Company and was published in the national edition of the Wall Street Journal. The action, which was filed in the United States District Court for the Northern District of Texas (Dallas Division), alleges that the defendants, during the class period, engaged in a course of action that deceived the investing public regarding the financial condition and prospects of the Company, that as a consequence, the market value of the Company's common stock was artificially inflated, and that the plaintiff and other members of the class purchased Company common stock during the class period at inflated prices.

  After extensive discovery and trial preparation, the case was scheduled to go to trial in January 1996. Prior to commencement of trial, the parties agreed in principle to a settlement of the dispute. The Company, its officers' and directors' liability insurance carrier, and the Plaintiff are in the process of negotiating a written settlement of the dispute that, if approved by the court, would result in the dismissal of the litigation. As part of the settlement, the Company has agreed to issue to the class warrants to purchase Series A Common Stock with an aggregate value of $700,000. When issued, the value of the warrants will be charged to the Company's earnings. The court took the January 1996 trial setting off of its docket. In the event the settlement agreement is not approved by the court, the Company will continue to vigorously pursue all available defenses.

  In February 1990, the Environmental Protection Agency ("EPA") issued a Notice of Potential Liability and Request for Participation in Cleanup Activities to approximately 60 parties, including Post Machinery Company, Inc., a subsidiary of the Company, in relation to the disposition of certain substances that could be characterized as "hazardous wastes" which purportedly were taken to the Coakley Landfill Site ("Coakley Site") in North Hampton, New Hampshire prior to 1982. A committee representing the potentially responsible parties ("PRPs") negotiated a settlement in the form of consent decrees (the "Consent Decrees") with EPA and the State of New Hampshire covering the closure and capping of the Coakley Site. The PRPs also agreed that certain of the PRPs, including Post, would no longer be obligated to participate in the cleanup at the Coakley Site in return for a contribution of a fixed amount into escrow, and such PRPs would be indemnified by certain of the remaining PRPs from further liability under the EPA's current action. Post contributed $86,719 under this agreement. EPA is currently conducting an investigation of ground water conditions under a wetlands area adjacent to the site. EPA has not given notice to any parties of potential liability for ground water under the wetlands. There can be no assurances that no further claims will be brought related to the Coakley Site, or sites affected by contamination from the Coakley Site, or that any claims which might be brought would be covered by the Consent Decrees or the agreement described above. In connection with the aforementioned environmental claim, the Company was indemnified and reimbursed by Post's predecessor, PXL Holdings Corporation, its costs in connection with the Coakley matter.

  No assurance can be given regarding the outcome of any pending case; however, in management's opinion, the Company has adequate legal defense and/or insurance coverage regarding each of these actions and does not believe that such actions, either individually or in the aggregate, will materially affect the Company's financial condition or its results of operation; however, a negative outcome in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's Series A Common Stock and Series B Common Stock are traded on the American Stock Exchange under the symbols SVGA and SVGB, respectively. The following table sets forth for the periods indicated the range of the high and the low closing sale prices per share for the Series A Common Stock and the Series B Common Stock, all as reported on the Composite Tape of the American Stock Exchange Listed Issues.

                                                      SERIES A       SERIES B
                                                    COMMON STOCK   COMMON STOCK
                                                   --------------- ------------
                                                    HIGH     LOW    HIGH   LOW
                                                   ------- ------- ------ -----
Year Ended December 31, 1994:
  First Quarter................................... 7 1/2   5 1/2   8 5/8  7 3/8
  Second Quarter.................................. 6 5/8   5 1/4   7 1/2  7
  Third Quarter................................... 6 1/8   5       7 1/8  7 1/8
  Fourth Quarter.................................. 8 3/8   5 3/4   9      7
Year Ending December 31, 1995:
  First Quarter................................... 8 1/8   6 3/4   8 3/8  7 1/2
  Second Quarter.................................. 7 13/16 6       8      6 5/8
  Third Quarter................................... 8 1/8   6       8 1/16 7
  Fourth Quarter.................................. 8       3 15/16 7 7/8  4 1/8
First Quarter 1996 (through March 11, 1996)....... 4 3/8   2 7/8   4 1/4  3 1/4

  As of March 11, 1996, approximately 7,313,000 shares of the Series A Common Stock were outstanding and held by approximately 214 holders of record, and 2,136,800 shares of the Series B Common Stock were outstanding and held by approximately 77 holders of record.

  The Company has not paid cash dividends on its capital stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's capital stock in the foreseeable future. If, however, cash dividends are paid, such dividends will be paid equally to holders of the Series A Common Stock and the Series B Common Stock on a share-for-share basis. See "Description of Capital Stock." In addition, the Company's current credit facility restricts the Company's ability to pay dividends. For a discussion of restrictions of the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

  The following tables set forth selected historical financial information for the indicated periods for the Company. The historical information is derived from the Consolidated Financial Statements of the Company.

  The Company's acquisition of Post Machinery Company, Inc. ("Post") effective as of June 1, 1990, was accounted for as a purchase. As a result, the operations and financial position of Post are included in the financial statements of the Company from June 1990 through 1993. Substantially all assets, operations and product technology of Post were sold to Bobst Group, Inc. in 1993 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B of Notes to Consolidated Financial Statements of the Company).

                        SELECTED FINANCIAL INFORMATION

                               INCOME STATEMENT
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1995      1994      1993      1992      1991
                               --------  --------  --------  --------  --------
Net sales....................  $139,181  $106,694  $103,762  $ 84,160  $ 78,938
Cost of sales................   108,307    81,009    79,476    67,131    61,937
                               --------  --------  --------  --------  --------
Gross Profit.................    30,874    25,685    24,286    17,029    17,001
Selling, general and
 administrative expense......    21,437    17,211    17,477    16,089    21,619
Restructuring Charge(3)......       --        --        --        --      4,000
                               --------  --------  --------  --------  --------
Operating income (loss)......     9,437     8,474     6,809       940    (8,618)
Other income (expense).......    (3,478)   (4,139)   (3,940)   (5,647)   (7,742)
                               --------  --------  --------  --------  --------
  Income (loss) before income
   taxes, extraordinary items
   and cumulative effect of
   accounting change.........     5,959     4,335     2,869    (4,707)  (16,360)
Income tax (expense)
 benefit.....................    (1,660)   (1,908)   (2,098)    1,525     2,825
                               --------  --------  --------  --------  --------
  Income (loss) before
   extraordinary items and
   cumulative effect of
   accounting change.........     4,299     2,427       771    (3,182)  (13,535)
Extraordinary items(2).......       --        (85)      --      4,033       --
Cumulative effect of change
 in method of accounting for
 income taxes(1).............       --        --        412       --        --
                               --------  --------  --------  --------  --------
    Net income (loss)........  $  4,299  $  2,342  $  1,183  $    851  $(13,535)
                               ========  ========  ========  ========  ========
Income (loss) per common
 share before extraordinary
 items and cumulative effect
 of accounting change........  $   0.45  $   0.26  $   0.08  $  (0.36) $  (1.50)
Extraordinary items per
 common share(2).............       --      (0.01)      --       0.45       --
Cumulative effect of
 accounting change per common
 share(1)....................       --        --       0.05       --        --
                               --------  --------  --------  --------  --------
    Net income (loss) per
     common share............  $   0.45  $   0.25  $   0.13  $   0.09  $  (1.50)
                               ========  ========  ========  ========  ========
Weighted average shares
 outstanding.................     9,553     9,256     9,129     9,017     9,014
                               ========  ========  ========  ========  ========

                              BALANCE SHEET DATA
                                (IN THOUSANDS)

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1995      1994      1993      1992      1991
                               --------  --------  --------  --------  --------
Cash and temporary
 investments.................  $    814  $  1,473  $  3,768  $ 10,507  $ 30,488
Working capital..............    38,127    16,692    16,737    25,546    33,268
Total assets.................   117,647    94,041   106,147   108,548   132,756
Long-term debt...............    33,470    15,308    21,567    41,759    47,548
Total stockholders' equity...    45,372    40,965    36,520    35,782    35,184

--------
(1) Beginning January 1, 1993, income taxes were determined in accordance with SFAS No. 109. Accordingly, the cumulative effect of this accounting change in 1993 was a benefit of $412,000.
(2) Gain on involuntary conversion of assets in the 1992 Bernal fire and resulting benefit of utilization of a net operating loss for income taxes. Debt extinguishment costs incurred in 1994 related to the refinancing of long-term debt. See Note I of Notes to the Consolidated Financial Statements of the Company.
(3) The restructuring charge reflected the estimated costs of a restructuring plan which included closing some facilities, combinations of operating units, major personnel reassignments, reductions in number of employees, severance compensation, and some asset sales. The plan was designed to bring the Company's operating costs in line with the current order rates and the recession in the capital goods industry. The cash outlay in 1992 and 1993 for this restructuring was approximately equal to the restructuring charge. In 1992 and 1993, as expected, the Company realized lower ongoing operating costs and substantial cash from the sales of idle facilities and other assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Stevens derives its revenues from the sale of packaging and printing equipment systems and related equipment to customers in the packaging industry and the specialty/commercial and security and banknote segments of the printing industry. The Company's net sales have fluctuated from a high of $139.2 million in 1995 to a low of $78.9 million in 1991. Revenues for the fourth quarter of 1995, however, declined approximately 2.0% from the fourth quarter of 1994. In the early 1990's, several significant events adversely affected the Company's net sales and profitability. First, technological changes, which permitted a rapid increase in automated or electronic transactions and manipulation of information, resulted in a significant decline in the need and demand for business forms equipment, the sales of which represented a substantial portion of the net sales of the Company at that time. At approximately the same time, the general downturn in the economy from 1990-1992, which impacted or delayed capital expenditure decisions by its customers, was more pronounced in the Company's non-packaging markets than in the economy generally.

  As a result of certain of these events, the Company restructured its operations, which involved a plan that included the closure of some facilities, the combination of operating units, personnel reassignments, headcount reductions and asset sales (including the sale of the Post division assets in 1993). Since the implementation of the Company's restructuring plan, the Company has repositioned itself as an enterprise with multiple product lines serving the packaging industry and the specialty/commercial and security and banknote segments of the printing industry.

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

  The Company reported a net loss for the fourth quarter of 1995 of ($482,000) which resulted from a general slowness in orders and greater than expected manufacturing costs, including unexpected warranty costs associated with some of the Company's new products.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain income statement data as percentages of net sales:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                1995    1994    1993    1992
                                                -----   -----   -----   -----
Net sales...................................... 100.0 % 100.0 % 100.0 % 100.0 %
Cost of sales..................................  77.8 %  75.9 %  76.6 %  79.8 %
                                                -----   -----   -----   -----
Gross profit...................................  22.2 %  24.1 %  23.4 %  20.2 %
Selling, general and administrative expenses...  15.4 %  16.1 %  16.8 %  19.1 %
                                                -----   -----   -----   -----
Operating income...............................   6.8 %   8.0 %   6.6 %   1.1 %
Other income (expense):
  Interest, net................................  (2.3)%  (3.0)%  (4.2)%  (6.0)%
  Other, net...................................  (0.2)%  (0.9)%   0.4 %  (0.7)%
                                                -----   -----   -----   -----
Income (loss) before income taxes,
 extraordinary items and cumulative effect of
 accounting change.............................   4.3 %   4.1 %   2.8 %  (5.6)%

 Comparison of Years Ended December 31, 1995 and 1994

  Net Sales. The Company's net sales for the year ended December 31, 1995 increased by $32.5 million, or 30.4%, compared to net sales in the same period in 1994, due to increased sales of packaging products. Packaging product sales increased $27.7 million, or 48%, primarily due to increased sales of the System 2000 flexographic printing system, sales of the new System 9000 rotogravure printing system into China and sales of both platen and rotary die cutters. Specialty/commercial product sales increased by $1.9 million, due to increased sales of specialty printing offset systems and business forms equipment. Security and banknote product sales decreased by $0.3 million, reflecting reduced revenues under the contract with Banque de France for the single note on web ("SNOW") currency printing system as the project neared completion. This decrease was offset to some degree by increased revenues under the contract with The Bank of England for development of the Automated Currency Examination ("ACE") system. In January 1995, the Company formed SSMI and acquired a full service repair and maintenance facility in France, which provides service and support for the Company's European customer base. SSMI contributed $3.2 million in sales for 1995. On a geographic basis, net sales to international customers for the year ended December 31, 1995, were $36.5 million and comprised 26.2% of net sales as compared to $15.0 million, or 14%, of net sales for 1994, due primarily to the System 9000 shipments to China.

  Gross Profit. The Company's gross profit for the year ended December 31, 1995 increased by $5.2 million, or 20.2%, compared to gross profit for the same period in 1994, primarily due to increased sales volume for packaging systems products. Gross profit margin for 1995 decreased to 22.2% of net sales as compared to 24.1% of net sales for the same period in 1994. The decrease in gross profit margin was primarily due to higher costs associated with the installation component of sales and lower than average margins on the new System 9000 introduced into China during 1995, and unexpected start-up costs on the System 2000 and certain specialty printing systems.

  Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased by $4.2 million, or 24.6%, for the year ended December 31, 1995 compared to the same period in 1994. This was due to increased advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for 1995 were 15.4% of net sales compared to 16.1% for 1994, due to the $32.5 million increase in sales without corresponding expense level increases.

  Other Income (Expense). The Company's gross interest expense decreased by $0.4 million, or 10.1%, for 1995 compared to 1994. This was due to reduced borrowings by the Company as a result of debt reductions in 1994, accomplished in part through a private placement of stock in September 1994 and the refinancing of existing debt at a lower interest rate. Interest income decreased by $0.4 million for 1995 compared to 1994, due to the use of cash to minimize the amount borrowed under the Company's credit facility.

 Comparison of Years Ended December 31, 1994 and 1993

  Net Sales. The Company's net sales for 1994 increased by $2.9 million, or 2.8%, compared to net sales in 1993. This was due to increased sales of specialty/commercial printing systems and packaging systems. Packaging product sales increased $11.3 million, or 21.2%, primarily due to increased sales of the System 2000 flexographic printing system and platen cutters. Specialty/commercial product sales increased $14.8 million, or 64.2%, due to increased sales, which included a lottery ticket press and several check printing systems. These increases were offset by a decrease in security and banknote printing systems of $8.7 million, as the two SNOW banknote printing systems for Banque de France were in the final completion and customer acceptance process, as well as the sale of the Post division assets (in August
1993), which generated sales from the sale of folder gluer systems of $14.5 million in 1993. On a geographic basis, net sales to international customers were $15.0 million, or 14.0%, for 1994 compared with $30.4 million, or 29.3%, for 1993, due to a decrease in revenues from the SNOW project with Banque de France.

  Gross Profit. The Company's gross profit for 1994 increased by $1.4 million, or 5.8%, compared to gross profit in 1993, primarily due to the increase in volume for packaging systems. Gross profit margin for 1994 increased to 24.1% of net sales as compared to 23.4% of net sales for 1993. This increase in gross profit margin in 1994 was primarily due to changes in product mix.

  Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased by $0.3 million, or 1.5%, for 1994, compared to selling, general and administrative expenses in 1993, due to small decreases in personnel and related expenses in banknote printing systems operations. Selling, general and administrative expenses for 1994 were 16.1% of net sales compared to 16.8% for 1993, due to increased sales without corresponding expense level increases.

  Operating Income. Operating income increased $1.7 million, or 24.5% for the year ended December 31, 1994 as compared to operating income in 1993. As a percentage of net sales, operating income was 7.9% for 1994 compared with 6.6% for 1993.

  Other Income (Expense). The Company's gross interest expense decreased by $1.6 million, or 29.0%, for 1994 compared to interest expense in 1993, due to reduced borrowings as well as a slight decrease in interest rates. The reduced borrowings were the result of debt reductions in August 1993, February 1994, May 1994 and September 1994, through the application of proceeds from the sale of the Post division assets and a manufacturing facility in Grapevine, Texas, the refinancing of existing debt and a private placement of Series A Common Stock in September 1994. Interest income decreased by $0.3 million in 1994 as compared to interest income in 1993, due to the use of cash to reduce borrowings. Other net expense increased in 1994 by $1.4 million as compared to 1993, primarily because a $1.3 million gain on the sale of certain assets of Post was included in other income in 1993, with no such corresponding event in 1994.

TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 27.9% and 45% for the year ended December 31, 1995 and 1994, respectively. This decrease in the effective tax rate was due to certain research and experimental expenditure tax credits of $0.8 million that were recorded in 1995.

  The Company's effective tax rate for the year ended December 31, 1993 was 73.1%. The unusually high 1993 effective tax rate was primarily due to certain non-deductible charges, including goodwill amortization and non-deductible goodwill expenses upon the sale of Post.

  The Company's effective tax rate during fiscal 1992 was 0% due to net operating loss and tax credit carryforwards for income tax purposes.

  The Company adopted the provisions of SFAS 109, "Accounting for Income Taxes", retroactive to January 1, 1993. SFAS 109 requires income taxes to be accounted for under the liability method rather than in accordance with the deferred method as previously required by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The cumulative effect of the adoption of SFAS 109 increased the Company's net income by approximately $412,000 ($0.05 per share) in 1993. As a result of applying SFAS 109, $4.8 million of previously unrecorded deferred tax benefits from net operating loss and tax credit carryforwards incurred by the Company were recognized at January 1, 1993. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense from continuing operations for 1993. Accordingly, the adoption of SFAS 109 at the beginning of 1993 had the effect of increasing the federal tax rate applied to operations for 1993 from 0% to 35%.

QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1995, 1994 and 1993. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                                 THREE MONTHS ENDED
                                      -----------------------------------------
                                      MARCH 31, JUNE 30, SEPT. 30, DECEMBER 31,
                                      --------- -------- --------- ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995:
  Net sales..........................  $33,042  $37,474   $33,962    $34,703
  Operating income (loss)............  $ 3,294  $ 3,648   $ 3,778    ($1,283)
  Net income (loss)..................  $ 1,448  $ 1,552   $ 1,781      ($482)
  Net income (loss) per common
   share.............................  $  0.15  $  0.16   $  0.19     ($0.05)
1994:
  Net sales..........................  $20,930  $21,281   $29,085    $35,398
  Operating income...................  $ 1,362  $ 1,303   $ 2,621    $ 3,188
  Income before extraordinary item...  $    72  $   163   $   954    $ 1,238
  Income per common share before
   extraordinary item per share......  $  0.01  $  0.02   $  0.10    $  0.13
1993:
  Net sales..........................  $25,295  $27,138   $29,033    $22,296
  Operating income...................  $ 1,289  $ 2,039   $ 1,964    $ 1,517
  Income before cumulative effect of
   accounting change.................  $    18  $   345   $   190    $   218
  Income per common share before
   accounting change.................  $  0.00  $  0.04   $  0.02    $  0.02

  The Company attributes the operating and net loss for the fourth quarter of 1995 to (1) a decrease in orders ($45.5 million versus $65.4 million for the last six months of 1995 and 1994 respectively) and (2) greater than expected manufacturing costs, including unexpected warranty costs associated with some of the Company's new products.

  The Company has taken certain actions to adjust its expected 1996 production to the reduced order flow in 1995. These actions include adjustments to operations and overhead expenses in the short term. Accordingly, sales and operating results for 1996 are not anticipated to equal 1995 results. The Company is implementing cost reduction measures to minimize the impact of the slowness of orders on future earnings. The expected benefits of such cost reduction measures may not be fully realized, however, until the second half of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to fund working capital for ongoing operations, to provide for the expansion of manufacturing capacity, to service its existing debt and to pursue its strategic objectives, including the development of new products and the penetration of international markets. Historically, the Company has funded its capital requirements with cash provided by operating activities, borrowings under credit facilities, issuances of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities was $(3.3) million in 1993, $17.4 million in 1994 and $(16.7) million for 1995.

  Net cash provided by (used in) operating activities (before working capital requirements) has improved from $7.6 million in 1993 to $9.4 million and $9.3 million in 1994 and 1995, respectively. Working capital provided (used) cash of $(10.9) million in 1993, $7.9 million in 1994 and $(26.0) million during 1995. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. The large increase in working capital requirements during 1995 reflected increasing sales, particularly a growing proportion of international orders, which typically have less favorable cash flow terms, and the introduction of new products. The Company believes that continued sales growth, particularly growth of international orders and the introduction of new products, may further increase the Company's requirements for working capital. Working capital usage also increased during 1995 as a result of more competitive new domestic order terms made necessary by foreign competition, slowing orders and related lower customer deposits during the latter part of the year, and receivables collection delays resulting from new product warranty issues.

  Capital expenditures for additions to property, plant and equipment for 1992, 1993, 1994 and 1995 totaled $22.2 million. These expenditures were used to rebuild the Company's rotary die manufacturing facility that was destroyed by a fire in 1992, to modernize equipment at all locations and to expand capacity, including the reopening of the Fort Worth, Texas facility which occurred during 1995. Approximately $7.3 million of the capital expenditures were funded by insurance proceeds. In addition, the Company received $6.0 million from the sale of the Post division assets in 1993 and $4.6 million in 1994 from the sale of an idle facility located in Grapevine, Texas. The Company anticipates that its capital expenditures for 1996 will be significantly less than 1995. These capital expenditures are anticipated to be used primarily for continued equipment modernization and for capacity expansion.

  Positive cash flow from operations, as well as asset sales in 1993 and 1994 and a private placement of Series A Common Stock in 1994, enabled the Company to reduce its long-term debt by $54.8 million during the period from 1992 to 1994. Increases in the Company's net sales necessitated $21.0 million in working capital borrowings during 1995.

  At December 31, 1995, the Company's indebtedness was comprised primarily of a credit facility and the Company's Subordinated Notes due June 30, 2000. As of December 31, 1995, there was outstanding $15.3 million in Subordinated Notes, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.9 million at maturity.

  Under its credit facility, the Company may borrow up to $27.0 million in the form of direct borrowings and letters of credit. As of December 31, 1995, there was $23.0 million in direct borrowings and $3.3 million in standby letters of credit outstanding under the credit facility. As a result of the increased borrowings under the credit facility, the Company's debt to total capital ratio increased to 45% compared to 27% at the beginning of the year. The interest rate on direct borrowings under the credit facility is at the lender's prime rate, or at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.5%. At December 31, 1995, $11.0 million of the Company's borrowings were at the lender's prime rate of interest (8.75%) and $12.0 million of the borrowings were at an offshore rate plus 1.5% (7.44%). The amounts borrowed under the credit facility have been used for working capital.

  Both the agreement concerning the credit facility and the agreement with the holders of the Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, a first lien was granted to the lender, and a second lien was granted to the holders of the Subordinated Notes, on substantially all the assets of the Company and its domestic subsidiaries. The Company's domestic operating subsidiaries were merged into the Company effective January 1, 1996.

  The borrowings under the credit facility and Subordinated Notes agreement are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The credit facility permits the Company to borrow up to $5 million for domestic acquisitions without lender consent. The Company is not allowed to pay dividends.

  In March of 1996, the Company and its lender reached an agreement for a modification of the credit facility. The modification will provide for a reduction in the minimum required debt service coverage ratio during 1996 consistent with the Company's current expectations. The Company anticipates final documentation of the modification to be completed in April 1996.

  Management believes that cash flow from operations together with existing borrowing capacity under the Company's credit facility will be adequate to fund its existing operations, repay indebtedness, and allow it to pursue its strategic objectives over the next 12 months. In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's growth strategies, including the financing of possible future acquisitions. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. In addition to the availability of external financing, management believes that the Company's liquidity will be impacted by its ability to achieve a satisfactory resolution of product performance issues, timely deliveries, acceptance of the ACE system by the Bank of England and final acceptance of the SNOW press by Banque de France, the degree of international orders (which generally have less favorable cash flow terms and require letters of credit that reduce credit availability), terms of domestic orders, and timely implementation of cost reduction measures. There can be no assurance that the Company will be successful in any or all of these areas.

ACCOUNTING POLICIES

  The Financial Accounting Standards Board ("FASB") has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes methods for determining and measuring asset impairment and the required timing of asset impairment evaluations. In addition, the FASB has issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes accounting and disclosure guidelines for stock-based compensation. Management has evaluated these statements and believes that they will not have a significant effect on the financial results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Report of Management...................................................   19
Independent Auditors' Report...........................................   21
Consolidated Balance Sheets--December 31, 1995 and 1994................   22
Consolidated Statements of Income--Years Ended December 31, 1995, 1994
 and 1993..............................................................   23
Consolidated Statements of Stockholders' Equity--Years Ended December
 31, 1995, 1994 and 1993...............................................   24
Consolidated Statements of Cash Flows--Years Ended December 31, 1995,
 1994 and 1993.........................................................   25
Notes to Consolidated Financial Statements.............................   26
Schedule II--Valuation and Qualifying Accounts--Years Ended December
 31, 1995, 1994 and 1993...............................................   44

  All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

  The consolidated financial statements of Stevens International, Inc. have been prepared by management and have been audited by Deloitte & Touche LLP, the Company's independent auditors, whose report follows. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of the annual report. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based upon currently available information of the effects of certain events and transactions.

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

  The Board of Directors pursues its oversight role for the accompanying financial statements through its Audit Committee, which is composed soley of directors who are not officers or employees of the Company. The Committee also meets with the independent auditors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Stevens International, Inc.

  We have audited the accompanying consolidated balance sheets of Stevens International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stevens International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note J to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

Deloitte & Touche LLP

Fort Worth, Texas
February 21, 1996

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1995     1994
                                                             --------  -------
                           ASSETS
                           ------
Current assets:
  Cash...................................................... $    712  $   396
  Temporary investments (Note C)............................      102    1,077
  Trade accounts receivable, less allowance for losses of
   $655 and $450 in 1995 and 1994, respectively.............   26,079   13,050
  Costs and estimated earnings in excess of billings on
   long-term contracts (Note D).............................   18,341   12,478
  Inventory (Note E)........................................   23,300   20,198
  Deferred and refundable income taxes......................      832      --
  Other current assets......................................      666      498
                                                             --------  -------
    Total current assets....................................   70,032   47,697
Property, plant and equipment, net (Notes F and M)..........   32,017   29,734
Other assets, net (Note G)..................................   15,598   16,610
                                                             --------  -------
                                                             $117,647  $94,041
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Trade accounts payable.................................... $ 15,117  $11,372
  Billings in excess of costs and estimated earnings on
   long-term contracts (Note D).............................      219    3,390
  Other current liabilities (Note H)........................    9,019    8,942
  Income taxes payable......................................      --       279
  Customer deposits.........................................    3,851    5,929
  Advances from affiliates (Note M).........................      --       932
  Current portion of long-term debt (Note I)................    3,699      161
                                                             --------  -------
    Total current liabilities...............................   31,905   31,005
Long-term debt (Note I).....................................   33,470   15,308
Deferred income taxes (Note J)..............................    4,536    5,428
Deferred pension costs (Note L).............................    2,364    1,335
Commitments and contingencies (Note K)
Stockholders' equity (Note O):
  Preferred stock, $0.10 par value, 2,000,000 shares
   authorized, none issued and outstanding..................      --       --
  Series A Common Stock, $0.10 par value, 20,000,000 shares
   authorized, 7,312,000 and 7,130,000 issued and
   outstanding at December 31, 1995 and 1994, respectively..      731      713
  Series B Common Stock, $0.10 par value, 6,000,000 shares
   authorized, 2,139,000 and 2,236,000 shares issued and
   outstanding at December 31, 1995 and 1994, respectively..      214      224
  Additional paid-in capital................................   39,144   38,737
  Foreign currency translation adjustment...................      359       68
  Excess pension liability adjustment.......................   (1,036)    (438)
  Retained earnings.........................................    5,960    1,661
                                                             --------  -------
    Total stockholders' equity..............................   45,372   40,965
                                                             --------  -------
                                                             $117,647  $94,041
                                                             ========  =======

                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Net sales........................................ $139,181  $106,694  $103,762
Cost of sales....................................  108,307    81,009    79,476
                                                  --------  --------  --------
Gross profit.....................................   30,874    25,685    24,286
Selling, general and administrative expenses.....   21,437    17,211    17,477
                                                  --------  --------  --------
Operating income.................................    9,437     8,474     6,809
Other income (expense):
  Interest income................................      207       647       956
  Interest expense...............................   (3,421)   (3,807)   (5,361)
  Other, net.....................................     (264)     (979)      465
                                                  --------  --------  --------
                                                    (3,478)   (4,139)   (3,940)
                                                  --------  --------  --------
Income before taxes, extraordinary item and
 cumulative effect of accounting change..........    5,959     4,335     2,869
Income tax (expense) (Note J)....................   (1,660)   (1,908)   (2,098)
                                                  --------  --------  --------
Income before extraordinary item and cumulative
 effect of accounting change.....................    4,299     2,427       771
Extraordinary item, net of tax (Note I)..........      --        (85)      --
Cumulative effect of change in method of
 accounting for income taxes (Note J)............      --        --        412
                                                  --------  --------  --------
    Net income................................... $  4,299  $  2,342  $  1,183
                                                  ========  ========  ========
Income (loss) per common share:
  Income (loss) before extraordinary item and
   cumulative effect of accounting change........ $   0.45  $   0.26  $   0.08
  Extraordinary item (Note I)....................      --      (0.01)      --
  Accounting change (Note J).....................      --        --       0.05
                                                  --------  --------  --------
    Net income................................... $   0.45  $   0.25  $   0.13
                                                  ========  ========  ========
Weighted average number of shares of common and
 common stock equivalents outstanding during the
 periods (Note O)................................    9,553     9,256     9,129
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                           FOREIGN     EXCESS
                          SERIES A STOCK   SERIES B STOCK     ADDITIONAL  CURRENCY    PENSION   RETAINED
                          ---------------- -----------------   PAID-IN   TRANSLATION LIABILITY  EARNINGS
                          SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL   ADJUSTMENT  ADJUSTMENT (DEFICIT)  TOTAL
                          -------  ------- -------   -------  ---------- ----------- ---------- --------- -------
Balance as of January 1,
 1993...................    6,677   $  667   2,337    $  234   $36,978      $(78)     $  (155)   $(1,864) $35,782
 Foreign currency
  translation
  adjustment............      --       --      --        --        --         25          --         --        25
 Excess pension
  liability adjustment..      --       --      --        --        --        --          (509)       --      (509)
 Conversion of Series B
  stock to Series A
  stock.................      101       10    (101)      (10)      --        --           --         --       --
 Exercise of stock
  options...............        9        2     --        --         37       --           --         --        39
 Net income.............      --       --      --        --        --        --           --       1,183    1,183
                          -------   ------ -------    ------   -------      ----      -------    -------  -------
Balance, December 31,
 1993...................    6,787      679   2,236       224    37,015       (53)        (664)      (681)  36,520
 Sale of stock..........      300       30     --        --      1,516       --           --         --     1,546
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        121          --         --       121
 Excess pension
  liability adjustment..      --       --      --        --        --        --           226        --       226
 Exercise of stock
  options...............       43        4     --        --        206       --           --         --       210
 Net income.............      --       --      --        --        --        --           --       2,342    2,342
                          -------   ------ -------    ------   -------      ----      -------    -------  -------
Balance, December 31,
 1994...................    7,130      713   2,236       224    38,737        68         (438)     1,661   40,965
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        291          --         --       291
 Excess pension
  liability adjustment..      --       --      --        --        --        --          (598)       --      (598)
 Conversion of Series B
  stock to Series A
  stock.................       97       10     (97)      (10)      --        --           --         --       --
 Exercise of stock
  options...............       85        8     --        --        407       --           --         --       415
 Net income.............      --       --      --        --        --        --           --       4,299    4,299
                          -------   ------ -------    ------   -------      ----      -------    -------  -------
Balance, December 31
 1995...................    7,312   $  731   2,139    $  214   $39,144      $359      $(1,036)   $ 5,960  $45,372
                          =======   ====== =======    ======   =======      ====      =======    =======  =======


                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER,
                                                    ---------------------------
                                                      1995      1994     1993
                                                    --------  --------  -------
Cash provided by operations:
  Net income....................................... $  4,299  $  2,342  $ 1,183
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..................    5,215     4,944    4,635
    Deferred taxes.................................     (892)      525    2,110
    Deferred pension costs.........................    1,029       675      169
    Other..........................................     (308)      956     (131)
    Cumulative effect of change in method of
     accounting for income taxes...................      --        --      (412)
  Changes in operating assets and liabilities net
   of effects from purchase of subsidiary:
    Trade accounts receivable......................  (13,029)    2,309     (726)
    Contract costs in excess of billings...........   (9,034)   (2,466)  (9,328)
    Inventory......................................   (3,102)    4,105      441
    Refundable income taxes........................     (832)      --       --
    Other assets...................................     (615)     (541)  (1,485)
    Trade accounts payable.........................    3,744     1,696     (386)
    Other..........................................   (3,211)    2,844      623
                                                    --------  --------  -------
      Total cash provided by (used in) operating
       activities..................................  (16,736)   17,389   (3,307)
                                                    --------  --------  -------
Cash provided by (used in) investing activities:
  Additions to property, plant and equipment.......   (5,303)   (2,356)  (7,646)
  Proceeds from insurance and sale of assets.......     (212)    4,630      243
  Deposits and other...............................      129      (284)   2,468
  Disposal of the net assets of subsidiary.........      --        --     5,941
                                                    --------  --------  -------
      Total cash provided by (used in) investing
       activities..................................   (5,386)    1,990    1,006
                                                    --------  --------  -------
Cash provided by (used in) financing activities:
  Net increase in (payments on) long-term debt.....   21,048   (23,430)  (4,476)
  Sale of stock and exercise of stock options......      415     1,756       38
                                                    --------  --------  -------
      Total cash provided by (used in) financing
       activities..................................   21,463   (21,674)  (4,438)
                                                    --------  --------  -------
Increase (decrease) in cash and temporary
 investments.......................................     (659)   (2,295)  (6,739)
Cash and temporary investments at beginning of
 year..............................................    1,473     3,768   10,507
                                                    --------  --------  -------
Cash and temporary investments at end of year...... $    814  $  1,473  $ 3,768
                                                    ========  ========  =======
Supplemental disclosure of cash flow information:
  Interest......................................... $  2,622  $  3,580  $ 4,872
  Income taxes.....................................    3,261     1,243      707

                See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Stevens International, Inc. (formerly Stevens Graphics Corporation) and all of its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

 Revenue Recognition

  The Company recognizes revenue on the sale of equipment and parts when units are shipped or when completed units are accepted by the customer. Revenue and cost on certain long-term contracts are recognized as work is performed, based upon the percentage that incurred costs bear to estimated total contract costs (percentage of completion method). In the event of an anticipated loss under the percentage of completion method, the entire amount of the loss is charged to operations during the accounting period in which the amount of the anticipated loss is determined.

 Inventory

  Approximately 49% and 52% of inventory at December 31, 1995 and 1994, respectively, is valued at the lower of cost, using the last-in, first-out
(LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method.

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

 Asset Impairment of Long Lived Tangible and Intangible Assets

  Potential impairment of long-lived tangible and intangible assets is assessed annually (unless economic events warrant more frequent reviews) on an asset-by asset-basis.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Estimates and assumptions are also required in the disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from such estimates.

 Stock-Based Compensation

  Compensation expense is recorded with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. This method calculates compensation expense on the measurement date (usually the date of grant) as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company does not intend to elect the fair value method of accounting for stock-based compensation encouraged, but not required, by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". See Note O.

B. FORMATION OF SSMI AND SALE OF POST

  In January 1995, the Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), a French company, and acquired the assets of its predecessor, Societe Specialisee dans le Materiel d'Imprimerie Offset ("SSMIO") for approximately FF1.8 million ($368,000). SSMI is a company engaged in the service and repair of printing presses. Assets acquired were recorded at fair market values; there were no costs in excess of net assets acquired. The acquisition did not have a material pro forma impact on operations.

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

C. TEMPORARY INVESTMENTS

  Temporary investments (stated at cost, which approximates market) at December 31, 1995 and 1994 consisted of short term investments in commercial paper, with original maturities within ninety days, and money management accounts.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

D. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED LONG-TERM CONTRACTS

  Unbilled costs and estimated earnings on uncompleted contracts represent revenue earned but not billable under terms of the related contracts being accounted for using the percentage of completion revenue recognition method. A summary of all costs and related progress billings at December 31, 1995 and 1994 follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
   Cost incurred on uncompleted contracts.............. $    28,828 $    27,097
   Estimated earnings..................................      10,861      11,699
                                                        ----------- -----------
   Revenue from long-term contracts....................      39,689      38,796
   Less: Billings to date..............................      21,567      29,708
                                                        ----------- -----------
                                                        $    18,122 $     9,088
                                                        =========== ===========

  The $18,122,000 and $9,088,000 net differences are included in the accompanying balance sheets under the following captions:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
   Cost and estimated earnings in excess of billings
    on long-term contracts..........................  $    18,341  $    12,478
   Billings in excess of costs and estimated
    earnings on long-term contracts.................         (219)      (3,390)
                                                      -----------  -----------
                                                      $    18,122  $     9,088
                                                      ===========  ===========

E. INVENTORIES

  Inventories consist of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1995        1994
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
   Finished product..................................... $     7,204 $     5,332
   Work in progress.....................................       9,231       6,670
   Raw material.........................................       6,865       8,196
                                                         ----------- -----------
                                                         $    23,300 $    20,198
                                                         =========== ===========

  As required by Accounting Principles Board Opinion No. 16, inventories of acquired companies were recorded at their estimated fair value at the date of acquisition less costs of disposition including a reasonable selling effort. Accordingly, at December 31, 1995 and 1994 the financial accounting basis for LIFO inventories exceeded the tax basis by approximately $4,479,000 and $4,724,000, respectively. Replacement cost exceeds financial accounting LIFO cost by approximately $3,457,000 and $3,219,000 at December 31, 1995 and 1994, respectively.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

F. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of:

                                           RANGE OF          DECEMBER 31,
                                       ESTIMATED USEFUL -----------------------
                                            LIVES          1995        1994
                                       ---------------- ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
   Land..............................            N/A    $     1,985 $     1,508
   Building and improvements.........    15-40 years         11,308       9,570
   Machinery and equipment...........     5-18 years         30,105      27,393
   Furniture and fixtures............     3-10 years         10,355       9,441
   Leasehold improvements............     8-20 years          1,703       1,445
                                                        ----------- -----------
                                                             55,456      49,357
   Less: accumulated depreciation and
    amortization.....................                        23,439      19,623
                                                        ----------- -----------
                                                        $    32,017 $    29,734
                                                        =========== ===========

G. OTHER ASSETS

  Other assets consist of:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1995        1994
                                                       ----------- -----------
                                                       (AMOUNTS IN THOUSANDS)
   Goodwill, net of amortization of $3,513 and
    $3,088, respectively.............................  $     9,493 $     9,897
   Patents, net of amortization of $2,132 and $1,904,
    respectively.....................................        1,760       1,981
   Buildings and improvements held for sale..........          --          450
   Performance bond deposits.........................        1,504       1,504
   Intangible pension asset..........................          941         944
   Other.............................................        1,900       1,834
                                                       ----------- -----------
                                                       $    15,598 $    16,610
                                                       =========== ===========

H. OTHER CURRENT LIABILITIES

  Other current liabilities consist of:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
   Salaries and wages.................................. $     1,602 $     1,635
   Taxes other than income taxes.......................         979         806
   Employee benefits...................................       1,512       1,208
   Accrued interest....................................         416         464
   Other accrued expenses..............................       4,510       4,829
                                                        ----------- -----------
                                                        $     9,019 $     8,942
                                                        =========== ===========

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

I. LONG-TERM DEBT

  Long-term debt consists of the following:

                                 DECEMBER 31,
                            -----------------------
                               1995        1994
                            ----------- -----------
                            (AMOUNTS IN THOUSANDS)
Senior subordinated notes,
 interest at 10.5% (Net of
 unamortized origination
 fees of $780 and $798)...  $    14,481 $    14,463
Notes payable to banks,
 interest at prime rate,
 or an offshore rate plus
 1.5% at December 31, 1995
 (Net of unamortized
 origination fees of $469
 and $726)...................    22,531         768
Capital lease obligations
 due in varying
 installments.............          108         238
Other.....................           49         --
                            ----------- -----------
                                 37,169      15,469
Less: current portion.....        3,699         161
                            ----------- -----------
                            $    33,470 $    15,308
                            =========== ===========

  The interest rate on direct borrowings under the Company's Bank Credit Facility is at the lender's prime rate, or at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.5%. At December 31, 1995, $11.0 million of the Company's borrowings were at the lender's prime rate of interest (8.5%) and $12.0 million of the borrowings were at an offshore rate plus 1.5% (7.44%). The interest rate on the Company's Bank Credit Facility was at prime plus 1.25% or 9.75% at December 31, 1994.

  At December 31, 1995, the Company's indebtedness was comprised primarily of a bank credit facility due April 30, 1998 and Senior Subordinated Notes due June 30, 2000 (the "Subordinated Notes"). As of December 31, 1995, there was outstanding $15.3 million under the Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter until a final payment of $0.86 million on June 30, 2000.

  Under its credit facility, the Company may borrow up to $27.0 million in the form of direct borrowings and letters of credit. As of December 31, 1995, there was $23.0 million in direct borrowings and $3.3 million in standby letters of credit outstanding under the credit facility. As of December 31, 1995 the unused line of credit was $0.7 million.

  In September 1994, the Company redeemed $2.5 million of the Subordinated Notes (without premium or penalty). Sources for this reduction were the net proceeds from a private placement of 300,000 shares of Series A common stock and bank borrowings. See Note O. Pursuant to the amended subordinated note agreement, this principal payment resulted in a reduction in the interest rate to the minimum defined interest rate of 10.5%.

  The early extinguishment of debt in September 1994 resulted in an extraordinary loss of $85,000 (or $0.01 per share), net of income tax benefit of $67,000, as a result of the write-off of loan origination costs which were being amortized over the life of the indebtedness.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Principal maturities of the outstanding long-term debt at December 31, 1995, are as follows (Amounts in thousands):

   Year ending December 31, 1996....................................... $ 3,699
   1997................................................................   3,631
   1998................................................................  26,620
   1999................................................................   3,606
   2000................................................................     862
   2001 and thereafter.................................................       0
                                                                        -------
                                                                         38,418
     Less unamortized loan origination fees............................   1,249
                                                                        -------
                                                                        $37,169
                                                                        =======

  Both the agreement concerning the credit facility and the agreement with the holders of the Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, the first lien was granted to the lender, and a second lien was granted to the holders of the Subordinated Notes, on substantially all the assets of the Company and its domestic subsidiaries. The Company's domestic operating subsidiaries were merged into the Company effective January 1, 1996.

  The borrowings under the credit facility and Subordinated Notes agreement are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The credit facility permits the Company to borrow up to $5 million for domestic acquisitions without lender consent. The Company is not allowed to pay dividends.

  In March of 1996, the Company reached an agreement with its lender for a modification of the credit facility. The modification will provide for a reduction in the minimum required debt coverage ratio during 1996 consistent with the Company's current expectations. The Company anticipates final documentation of the modification to be completed in April 1996.

J. INCOME TAXES

  The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 1995, the Company had the following losses and credits available for carryforward for federal income tax purposes:

   General business credit--expiring in 2005, 2009 and 2010......... $  897,000
   Minimum tax credit--not subject to expiration....................  1,612,000

  SFAS No. 109 was adopted by the Company in 1993. The cumulative effect of the adoption of SFAS No. 109 increased the company's net income by approximately $412,000 ($0.05 per share) in 1993.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1995        1994
                                                       ----------- -----------
                                                       (AMOUNTS IN THOUSANDS)
   Deferred tax liabilities:
     Difference between book and tax basis of
      property........................................ $     6,097 $     6,224
     Difference between book and tax basis of
      intangibles.....................................         674         753
     Excess of tax over book pension cost.............         270         536
     Differences between book and tax LIFO inventory
      reserves........................................       2,723       2,723
     Other............................................         241         183
                                                       ----------- -----------
                                                            10,005      10,419
                                                       ----------- -----------
   Deferred tax assets:
     Difference between book and tax basis of pension
      liability.......................................         557         --
     Reserves not currently deductible................       2,403       2,497
     Net operating loss, credit and other
      carryforwards...................................       2,509       2,494
                                                       ----------- -----------
                                                             5,469       4,991
                                                       ----------- -----------
   Net deferred tax liability......................... $     4,536 $     5,428
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

  The provisions for income taxes consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1995     1994    1993
                                                       -------  ------- -------
                                                       (AMOUNTS IN THOUSANDS)
   Current provision for income taxes................. $ 1,995  $ 1,383 $   785
   Deferred provision for income taxes................    (335)     525   1,313
                                                       -------  ------- -------
                                                       $ 1,660  $ 1,908 $ 2,098
                                                       =======  ======= =======

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Deferred tax expense results from differences in the basis of assets and liabilities between income tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1994      1993
                                                     -------  -------  --------
                                                      (AMOUNTS IN THOUSANDS)
   Excess of tax over book
    depreciation/amortization (book over tax)......  $  (129) $    95  $   (143)
   Excess of tax over book pension cost (book over
    tax)...........................................     (145)     (20)       77
   Warranty cost and inventory reserves charged to
    expense on books, but not deductible until paid
    for tax purposes (tax over book)...............     (229)     191      (241)
   Employee benefits accrued but not paid currently
    (tax over book)................................       14     (112)      (61)
   Restructuring charge............................        8      103       388
   Gain on involuntary conversion..................      --       --        196
   Excess of book over tax loss on sale of
    intangible and fixed assets....................      (37)    (261)     (961)
   Utilization of tax loss carryforward and other..      183      529     2,058
                                                     -------  -------  --------
                                                     $  (335) $   525  $  1,313
                                                     =======  =======  ========

  The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                         DECEMBER 31,
                                                    -------------------------
                                                     1995     1994     1993
                                                    -------  -------  -------
                                                    (AMOUNTS IN THOUSANDS)
   Tax expense (benefit), at statutory rate*....... $ 2,026  $ 1,474  $   975
   Foreign sales corporation earnings..............    (384)    (174)     --
   Goodwill expense, not deductible for tax
    purposes.......................................     140      140    1,037
   Other, net......................................     189      196     (174)
   State and local taxes...........................     338      257      237
   Foreign taxes...................................      13       15       23
   General business credit.........................    (662)     --       --
                                                    -------  -------  -------
   Actual tax expense.............................. $ 1,660  $ 1,908  $ 2,098
                                                    =======  =======  =======

--------
* Calculated from income before income tax excluding extraordinary item and cumulative effect of accounting change.

K. COMMITMENTS AND CONTINGENCIES

  The Company leases equipment, office and manufacturing facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense for the years ended December 31, 1995, 1994, and 1993 was approximately $703,000, $520,000, and $566,000, respectively.

  The following is a schedule by year of minimum rental payments due under non-cancelable leases with initial or remaining minimum lease terms in excess of one year as of December 31, 1995:

                                                                      OPERATING
                                                                     -----------
                                                                     (AMOUNTS IN
                                                                     THOUSANDS)
   Year ending December 31, 1996....................................    $381
   1997.............................................................     263
   1998.............................................................      26
   1999.............................................................      17
   2000.............................................................      17
   2001 and thereafter..............................................       7
                                                                        ----
     Total minimum lease payments...................................    $711
                                                                        ====

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  At December 31, 1995, the Company had no major capital equipment leases and $288,000 of outstanding capital expenditure purchase commitments.

  The Company is contingently liable for approximately $0.9 million at December 31, 1995, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position or results of operations of the Company as a result of these agreements is remote.

  The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defense and/or insurance coverage regarding each of these actions and does not believe that such actions, either individually or in the aggregate, will materially affect the Company's operations or financial position. Included as part of the Company's agreement in principle to a settlement of the Lasker class action lawsuit is an offer of $700,000 of warrants to purchase Series A stock. This possible settlement action, if approved by the court and the shareholders in 1996, could result in a $700,000 pre-tax non-cash charge to operations in 1996.

L. EMPLOYEE BENEFIT PLAN

  Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. With the institution of this plan, the assets of existing profit sharing plans were vested in participant accounts and merged into the 401(k) savings retirement plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($9,240 in 1995 and 1994) and a discretionary matching contribution by the Company for non-union employees. For the years, 1995, 1994 and 1993, the Company agreed to match 25% of non-union employee elective contributions up to 4% of employee 1994 and 1993 annual compensation. Company contributions to profit sharing plans were $104,000 in 1995, $106,000 in 1994, and $44,000 in 1993.

  The Company has defined benefit pension plans covering its employees at December 31, 1995. Such plans provide for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. Pension expense was $607,000 in 1995, $630,000 in 1994 and $468,000 in 1993.

  Beginning January 1, 1989, the Company was required to recognize a liability in the amount of the Company's unfunded accumulated benefit obligation, with an equal amount to be recognized as either an intangible asset or a reduction of equity, net of applicable deferred income taxes. Based upon actuarial and plan asset information as of December 31, 1995, the Company has recorded a pension liability of $2.9 million and a corresponding intangible asset of $0.9 million and reduction of equity of approximately $1.6 million before adjustment for tax effects.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 1995 and 1994.

                             1995 STATUS OF PLANS     1994 STATUS OF PLANS
                             -------------------- -----------------------------
                                 PLANS WHERE       PLANS WHERE    PLANS WHERE
                               BENEFITS EXCEED    ASSETS EXCEED BENEFITS EXCEED
                                    ASSETS          BENEFITS        ASSETS
                             -------------------- ------------- ---------------
                                           (AMOUNTS IN THOUSANDS)
   Actuarial present value
    of benefit obligations:
     Vested................         $6,425           $1,543         $2,603
     Non-vested............            505              175            168
                                    ------           ------         ------
   Accumulated benefit
    obligation.............         $6,930           $1,718         $2,771
                                    ======           ======         ======
   Plan assets at fair
    value..................         $4,194           $2,195         $1,863
   Projected benefit
    obligation.............          7,933            2,167          2,771
                                    ------           ------         ------
   Projected benefit
    obligation in excess of
    (less than) plan
    assets.................          3,739              (28)           908
   Unrecognized prior
    service cost...........             28              960           (944)
   Unrecognized net gain
    (loss).................         (2,960)             (17)          (438)
   Unrecognized net asset
    (liability) at
    January 1, 1987........           (343)            (387)           --
   Adjustment required to
    recognize minimum
    liability..............          2,456              --           1,382
                                    ------           ------         ------
   Pension liability
    recognized in balance
    sheet..................         $2,920           $  528         $  908
                                    ======           ======         ======

  Net periodic pension cost was composed of the following elements:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
                                                       (AMOUNTS IN THOUSANDS)
   Service cost....................................... $       388  $       490
   Interest cost......................................         496          494
   Actual return on plan assets:
     Loss (gain)......................................        (720)         157
     Deferred (loss) gain.............................         --          (611)
   Net amortization and deferral......................         443          100
                                                       -----------  -----------
     Net periodic pension cost........................ $       607  $       630
                                                       ===========  ===========

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                     (AMOUNTS IN THOUSANDS)
   Major assumptions used:
     Discount rate..................................    6.95%    8.60%    7.50%
     Expected long-term rate of return on assets....    8.50%    8.50%    8.50%
     Rate of increase in compensation levels........    4.00%    4.00%    4.00%

  The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregating $497,000, $723,000 and $75,000 were paid or charged to expense pursuant to the plans in 1995, 1994 and 1993, respectively.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

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

M. RELATED PARTY TRANSACTIONS

  The Company and Xytec, a subsidiary of Stevens Industries, Inc. one of the principal shareholders of the Company, entered into an agreement during 1994 for Xytec to provide software and computer related services and equipment of $1.2 million as a subcontractor on a major contract. During 1995 and 1994, the Company paid approximately $784,000 and $287,000 to Xytec on this contract. In addition, Xytec previously provided certain computer hardware and software to the Company. The Company's payments for Xytec computer hardware and software during 1993 of approximately $113,000 are included in net property, plant and equipment.

  Two company directors and officers are partners in a venture that leases office facilities to the Company. Amounts paid to the partnership as rent and maintenance were approximately $111,000 in 1995, 1994 and 1993, respectively.

  In January and February 1994, Stevens Industries, Inc. advanced an aggregate of $900,000 to Stevens Security Systems, S.A. in exchange for a Stevens Security Systems, S.A. 6% note due February 1995. These advances were repaid in full in February 1995.

N. RESEARCH AND DEVELOPMENT, SALES TO MAJOR CUSTOMERS AND FOREIGN SALES

  For the years ended December 31, 1995, 1994 and 1993, the Company incurred research and development expenses of approximately $1,976,000, $2,162,000 and $1,489,000, respectively.

  Net sales to customers outside of the United States in 1995, 1994 and 1993 were approximately $36,479,000, $14,957,000 and $30,414,000, respectively.

  In 1995, 1994 and 1993, no single customer accounted for more than 10% of total sales, except for a $26 million project with the Banque de France. This contract resulted in sales of approximately $2 million in 1995, $3 million in 1994, and $13 million in 1993.

O. STOCK TRANSACTIONS AND VOTING RIGHTS

  In September 1994, the Company sold 300,000 shares of Series A common stock at $5.50 per share in a private placement. Net proceeds of $1,546,000 after related expenses of $104,000 were used to extinguish Senior Subordinated debt. The sale of stock and bank borrowings enabled the reduction of $2,500,000 of Senior Subordinated debt and reduced the interest rate on this indebtedness from 11.25% to 10.5%.

  The Series A and Series B stock differ only as to voting and conversion rights. As to matters other than the election of directors, the holders of Series A stock and Series B stock vote together as a class, with each holder of Series A stock having one-tenth of one vote for each share of Series A held and each holder of Series B stock having one vote for each share of Series B stock held. Holders of Series A stock, voting separately as a class, are entitled to elect 25% of the total membership of the board of directors. Holders of Series B stock, voting separately as a class, are entitled to elect the remaining directors.

  The shares of Series B stock are convertible, share-for-share, into shares of Series A stock at the election of the holder thereof at any time. Once a share of Series B stock is converted into a share of Series A stock, such

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES share of Series A stock may not be converted into any other security. The Company's certificate of incorporation further provides that the Company may not engage in a merger or consolidation with any other corporation unless each holder of Series A stock and each holder of Series B stock receives identical consideration per share in the merger or consolidation. If a dividend other than a stock dividend is to be paid, it will be paid equally to holders of both series of common stock, share-for-share. If a stock dividend is to be paid to holders of common stock, it must be paid proportionately to the holders of both series of common stock either (a) in Series A stock to holders of both Series A and Series B stock or (b) in Series A stock to holders of Series A stock and in Series B stock to holders of Series B stock.

  In 1987, the Company adopted a stock option plan in which incentive and nonqualified stock options may be granted to key employees to purchase shares of common stock at a price not less than the fair market value at the date of grant for each incentive option and at not less than 85% of the fair market value at the date of the grant for each nonqualifed option. The aggregate number of common shares for which options may be granted is 795,000, subject to adjustment for stock splits and other capital adjustments. The plan permits the grant of options for a term of up to ten years. Outstanding options are generally exercisable either immediately or in two installments beginning one year after the date of grant and expire five to seven years after the date of grant.

  Options to purchase shares of common stock have also been granted to directors and others who are not eligible to participate in the 1987 employee plan. A summary of stock option activity for the last three years follows:

                                                         SERIES A   OPTION PRICE
                                                       STOCK OPTION  PER SHARE
                                                       ------------ ------------
   Stock Option Plan:
    Balance, January 1, 1993..........................   402,000    $      4.56
     Granted..........................................    30,000           5.50
     Exercised........................................    (8,500)          4.56
     Cancelled........................................   (19,000)          4.56
                                                         -------    -----------
    Balance, December 31, 1993........................   404,500    $4.56-$5.50
     Granted..........................................   256,000     3.50- 6.50
     Exercised........................................   (43,000)    4.56- 5.50
     Cancelled........................................    (5,000)          4.56
                                                         -------    -----------
    Balance, December 31, 1994........................   612,500    $4.56-$6.50
     Granted..........................................   257,000           7.13
     Exercised........................................   (65,600)          4.56
     Cancelled........................................   (41,000)    4.56- 7.13
                                                         -------    -----------
    Balance, December 31, 1995........................   762,900    $4.56-$7.13
                                                         =======    ===========

  Options for 536,900 shares are exercisable at December 31, 1995.

                                                       SERIES A   OPTION PRICE
                                                     STOCK OPTION  PER SHARE
                                                     ------------ ------------
   Directors and Others:
    Balance, December 31, 1992 and December 31,
     1993...........................................    39,500    $4.56-$15.00
     Granted........................................    70,000     5.65-  6.00
                                                       -------    ------------
    Balance, December 31, 1994......................   109,500    $4.56-$15.00
     Granted........................................    35,000            7.19
     Exercised......................................   (20,000)    5.65-  6.00
     Cancelled......................................   (15,000)    5.65- 15.00
                                                       -------    ------------
    Balance, December 31, 1995......................   109,500    $4.56-$ 7.19
                                                       =======    ============

  Options for 109,500 shares are exercisable at December 31, 1995.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

P. QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1995 and 1994. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                  --------- -------- ------------- ------------
                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
   1995:
     Net sales..................   $33,042  $37,474     $33,962      $34,703
     Gross profit (loss)........     8,149    8,567       9,538       (1,283)
     Net income (loss)..........     1,448    1,552       1,781         (482)
     Net income (loss) per
      share.....................      0.15     0.16        0.19        (0.05)
   1994:
     Net sales..................   $20,930  $21,281     $29,085      $35,398
     Gross profit...............     5,561    5,214       6,750        8,160
     Income before extraordinary
      loss......................        72      163         954        1,238
     Income before extraordinary
      loss per share............      0.01     0.02        0.10         0.13
     Net income.................        72      163         869        1,238
     Net income per share.......      0.01     0.02        0.09         0.13

Q. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

  Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments", is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosure for such financial instruments as defined by the Statement:

 Cash and Temporary Investments

  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

 Performance bond deposits

  The fair values for performance bond deposits are estimated using discounted cash flow analyses based upon U.S. Treasury notes due in 1997.

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

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

  Concentration of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 1995, the Company had no significant concentrations of credit risk.

  The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                                      CARRYING AMOUNT FAIR VALUE
                                                      --------------- ----------
                                                        (AMOUNTS IN THOUSANDS)
   Cash and temporary investments....................     $   814      $   814
   Performance bond deposits.........................       1,504        1,425
   Long-term debt....................................      33,470       33,500
   Off-Balance Sheet Financial Instruments:
     Letters of credit...............................         -0-        3,322

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1996 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information concerning management compensation and transactions with management is set forth in the Proxy Statement under the heading "Management Compensation and Transactions", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Management Compensation and Transactions", which information is incorporated herein by reference.

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

  (b) Reports on Form 8-K:

    No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1995 fiscal year.

  (c) Exhibits:

   EXHIBIT                       NUMBER DESCRIPTION OF EXHIBIT
   -------                       -----------------------------
     4.1   Second Amended and Restated Certificate of Incorporation of the
            Company.(1)
     4.2   Bylaws of the Company, as amended.(2)
     4.3   Specimen of Series A Common Stock Certificate.(3)
     4.4   Specimen of Series B Common Stock Certificate.(4)
    10.1   Form of Indemnity Agreement.(2)
    10.3   Second Amended and Restated Stock Option Plan of the Company.(5)
    10.4   Description of Stevens Graphics Incentive Plan.(3)
    10.5   Description of Hamilton Life Insurance Payroll Deduction Plan.(2)
    10.6   Labor Agreement, dated July 2, 1994, between Hamilton-Stevens Group, Inc.
            and the International Union United Automobile, Aerospace and
            Agricultural Implement Workers of America.(9)
    10.9   Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985.(2)
    10.10  Lease Agreement between Space Unlimited Joint Venture #3 and Stevens
            Corporation ("Stevens"), dated September 11, 1981 and related lease addendum.(2)
    10.11  First Extension Agreement dated January 19, 1987 between Stevens and
            Space Unlimited Joint Venture #3.(3)
    10.12  First Amended Joint Venture Agreement of Space Unlimited Joint Venture
            #3, dated June 26, 1980 and related Assignment of Joint Interest and
            Loan Modification, Assumption Agreement and Release.(2)
    10.13  Second Extension Agreement between the Company and Space Unlimited Joint
            Venture #3.(6)
    10.14  Stevens Graphics Corporation Pension Plan and Trust.(6)
    10.15  Stevens Graphics Corporation Profit Sharing and 401(k) Savings Retirement
            Plan.(6)
    10.17  Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal
            Group, Inc.(8)
    10.18  Severance Agreement among the Company, Post and Robert F. Hopkins.(6)
    10.19  Restated and Amended Subordinated Debt Agreement dated March 27, 1992, together with forms of Subordinated Notes and Subordinated
            Guaranties.(6)
    10.20  Amended and Restated Intercreditor and Subordination Agreement dated
            April 26, 1994.(11)
    10.21  Contract of Sale between the Company and Banque de France.(6)
    10.23  Asset Purchase Agreement dated July 20, 1993 among Post Machinery
            Company, Inc., the Company and Bobst Group, Inc. and Bobst, S.A.(10)
    10.24  Letter Agreement dated August 5, 1993 amending Asset Purchase Agreement among the Company, Post Machinery Company, Inc., Bobst Group, Inc. and
            Bobst, S.A.(10)
    10.25  Intellectual Property Purchase Agreement dated August 5, 1993 among the
            Company, Post Machinery Company, Inc. and Bobst S.A.(10)
    10.27  Fourth Amendment to Amended and Restated Senior Subordinated Note
            Agreement dated April 29, 1994.(11)
    10.28  Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors.(12)
    10.29  Credit Agreement, dated May 16, 1995, between the Company and Bank of
            America, Texas, N.A.(13)

   EXHIBIT                        NUMBER DESCRIPTION OF EXHIBIT
   -------                        -----------------------------
    10.30  First Amendment to Amended and Restated Subordination and Intercreditor
            Agreement dated August 1995.(*)
    10.31  Fifth Amendment to Amended and Restated Senior Subordinated Note Agreement
            dated August 1995.(*)
    10.32  First Amendment to Credit Agreement effective August 15, 1995 between the
            Company and Bank of America Texas, N.A.(*)
    10.33  Second Amended and Restated Master Note: Reference Rate Related dated
            August 15, 1995, executed by the Company and payable to the order of Bank of America Texas, N.A. in the original principal amount of $27 million.(*)
    10.34  Second Amendment to Credit Agreement effective December 1995 between the
            Company and Bank of America Texas, N.A.(*)
    11.1   Computation of Net Income per Common Share.(*)
    23.1   Consent of Deloitte & Touche LLP.(*)

--------
 *  Filed herewith.
 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-32089) and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993 and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-84246) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Stevens International, Inc.

                                          By __________________________________
                                                    KENNETH W. REYNOLDS
                                              CHIEF FINANCIAL OFFICER AND SR.
                                                  VICE PRESIDENT FINANCE
                                                    AND ADMINISTRATION

Date: March 20, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

                                       Chairman of the          March 20, 1996
-------------------------------------   Board and Chief
           PAUL I. STEVENS              Executive Officer

                                       President, Chief         March 20, 1996
-------------------------------------   Operating Officer
         RICHARD I. STEVENS             and Director

                                       Vice President,          March 20, 1996
-------------------------------------   Assistant Secretary
        CONSTANCE I. STEVENS            and Director

                                       Director                 March 20, 1996
-------------------------------------
        ROBERT H. BROWN, JR.

                                       Director                 March 20, 1996
-------------------------------------
         JAMES D. CAVANAUGH

                                       Director                 March 20, 1996
-------------------------------------
       ROBERT B. HOLLAND, III

                                       Director                 March 20, 1996
-------------------------------------
        EDGAR H. SCHOLLMAIER

                                       Director                 March 20, 1996
-------------------------------------
           JOHN W. STODDER

                                                                     SCHEDULE II

                          STEVENS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT  CHARGED TO CHARGED TO                 BALANCE AT
                         BEGINNING OF COSTS AND    OTHER                      END OF
                            PERIOD     EXPENSES   ACCOUNTS     DEDUCTIONS     PERIOD
                         ------------ ---------- ----------    ----------   ----------
Year Ended December 31,
 1995
 Allowance for doubtful
 accounts..............    $450,000    $256,000  $ 105,000(2)   $156,000(1)  $655,000
Year Ended December 31,
 1994
 Allowance for doubtful
 accounts..............    $625,000    $ 11,000  $(173,000)     $ 13,000(1)  $450,000
Year Ended December 31,
 1993
 Allowance for doubtful
 accounts..............    $816,000    $258,000  $(220,000)     $229,000(1)  $625,000

--------
(1) Write off of uncollectible accounts.
(2) Reclassification of accrued interest on customer account.

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 EXHIBIT              NUMBER DESCRIPTION OF EXHIBIT                   PAGES
 -------              -----------------------------                ------------
   4.1   Second Amended and Restated Certificate of
          Incorporation of the Company.(1)
   4.2   Bylaws of the Company, as amended.(2)
   4.3   Specimen of Series A Common Stock Certificate.(3)
   4.4   Specimen of Series B Common Stock Certificate.(4)
  10.1   Form of Indemnity Agreement.(2)
  10.3   Second Amended and Restated Stock Option Plan of the
          Company.(5)
  10.4   Description of Stevens Graphics Incentive Plan.(3)
  10.5   Description of Hamilton Life Insurance Payroll
          Deduction Plan.(2)
  10.6   Labor Agreement, dated July 2, 1994, between Hamilton-
          Stevens Group, Inc. and the International Union United
          Automobile, Aerospace and Agricultural Implement
          Workers of America.(9)
  10.9   Chem-Dyne Site Trust Fund Agreement, dated September
          23, 1985.(2)
  10.10  Lease Agreement between Space Unlimited Joint Venture
          #3 and Stevens Corporation ("Stevens"), dated
          September 11, 1981 and related lease addendum.(2)
  10.11  First Extension Agreement dated January 19, 1987
          between Stevens and Space Unlimited Joint Venture
          #3.(3)
  10.12  First Amended Joint Venture Agreement of Space
          Unlimited Joint Venture #3, dated June 26, 1980 and
          related Assignment of Joint Interest and Loan
          Modification, Assumption Agreement and Release.(2)
  10.13  Second Extension Agreement between the Company and
          Space Unlimited Joint Venture #3.(6)
  10.14  Stevens Graphics Corporation Pension Plan and Trust.(6)
  10.15  Stevens Graphics Corporation Profit Sharing and 401(k)
          Savings Retirement Plan.(6)
  10.17  Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal Group, Inc.(8)
  10.18  Severance Agreement among the Company, Post and Robert
          F. Hopkins.(6)
  10.19  Restated and Amended Subordinated Debt Agreement dated
          March 27, 1992, together with forms of Subordinated
          Notes and Subordinated Guaranties.(6)
  10.20  Amended and Restated Intercreditor and Subordination
          Agreement dated April 26, 1994.(11)
  10.21  Contract of Sale between the Company and Banque de
          France.(6)
  10.23  Asset Purchase Agreement dated July 20, 1993 among Post
          Machinery Company, Inc., the Company and Bobst Group,
          Inc. and Bobst, S.A.(10)
  10.24  Letter Agreement dated August 5, 1993 amending Asset
          Purchase Agreement among the Company, Post Machinery
          Company, Inc., Bobst Group, Inc. and Bobst, S.A.(10)
  10.25  Intellectual Property Purchase Agreement dated August
          5, 1993 among the Company, Post Machinery Company,
          Inc. and Bobst S.A.(10)
  10.27  Fourth Amendment to Amended and Restated Senior
          Subordinated Note Agreement dated April 29, 1994.(11)

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 EXHIBIT              NUMBER DESCRIPTION OF EXHIBIT                   PAGES
 -------              -----------------------------                ------------
  10.28  Form of Stock Purchase Agreement dated as of September
          16, 1994 between the Company and certain
          investors.(12)
  10.29  Credit Agreement, dated May 16, 1995, between the
          Company and Bank of America, Texas, N.A.(13)
  10.30  First Amendment to Amended and Restated Subordination
          and Intercreditor Agreement dated August 1995.(*)
  10.31  Fifth Amendment to Amended and Restated Senior
          Subordinated Note Agreement dated August 1995.(*)
  10.32  First Amendment to Credit Agreement effective August
          15, 1995 between the Company and Bank of America
          Texas, N.A.(*)
  10.33  Second Amended and Restated Master Note: Reference Rate
          Related dated August 15, 1995, executed by the Company
          and payable to the order of Bank of America Texas,
          N.A. in the original principal amount of $27
          million.(*)
  10.34  Second Amendment to Credit Agreement effective December
          1995 between the Company and Bank of America Texas,
          N.A.(*)
  11.1   Computation of Net Income per Common Share.(*)
  23.1   Consent of Deloitte & Touche LLP.(*)

--------
 *  Filed herewith.
 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-32089) and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993 and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-84246) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.