Form 10-Q
period 1996-03-31
STEVENS INTERNATIONAL INC
filed 1996-05-13
CIK 817644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934
       For the quarterly period ended             March 31, 1996
                                      -----------------------------------

                                       or

 ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                      Commission file number     1-9603
                                              ------------

                          STEVENS INTERNATIONAL, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                      75-2159407
                   --------------                ---------------

          (State or other jurisdiction of         (IRS Employer
           incorporation or organization)      Identification No.)

                 5500 Airport Freeway, Fort Worth, Texas 76117
                 ---------------------------------------------
              (Address of principal executive offices) (zip code)

                                  817/831-3911
                                  ------------
              (Registrant's telephone number, including area code)

                 ---------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    XX         No
                                            --------         --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Title of Each Class             Outstanding at May 6,1996
- ---------------------------------------  -------------------------
Series A Stock, $0.10 Par Value                 7,321,568
Series B Stock, $0.10 Par Value                 2,128,534


                               TABLE OF CONTENTS
                               -----------------

                                                  PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets     3
            December 31, 1995 and March 31, 1996
            (unaudited)

            Consolidated Condensed Statements of      4
            Operations
            Three months ended March 31, 1996 and
            1995 (unaudited)

            Consolidated Condensed Statements of      5
            Stockholders' Equity December 31, 1995
            and Three months ended March 31, 1996
            (unaudited)

            Consolidated Condensed Statements of      6
            Cash Flows Three months ended
            March 31, 1996 and 1995 (unaudited)

            Notes to Consolidated Condensed           7
            Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of      8
         Financial Condition and Results of
         Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                           11

Item 6.  Exhibits and Reports on Form 8-K            12

                    STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          DECEMBER 31, 1995    MARCH 31, 1996
                                                          -----------------    --------------
                           ASSETS                                                (unaudited)
                           ------
Current assets:
  Cash.....................................................    $    712            $     --
  Temporary investments....................................         102                  --
  Trade accounts receivable, less allowance for losses of
   $655 and $687 in 1995 and 1996, respectively............      26,079              22,298
  Costs and estimated earnings in excess of billings on
   long-term contracts.....................................      18,341              15,381
  Inventory (Note 3).......................................      23,300              25,948
  Deferred and refundable income taxes.....................         832               1,901
  Other current assets.....................................         666                 800
                                                               --------            --------
  Total current assets.....................................      70,032              66,328
Property, plant and equipment (Note 4).....................      32,017              31,657
Other assets, net..........................................      15,598              15,371
                                                               --------            --------
  Total Assets.............................................    $117,647            $113,356
                                                               ========            ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Trade accounts payable...................................    $ 15,117            $ 12,343
  Billings in excess of costs and estimated earnings on
   long-term contracts.....................................         219                 784
  Other current liabilities................................       9,019               8,351
  Income taxes payable.....................................          --                  --
  Customer deposits........................................       3,851               4,424
  Advances from affiliates.................................          --                 500
  Current portion of long-term debt (Note 4)...............       3,699               3,697
                                                               --------            --------
  Total current liabilities................................      31,905              30,099
Long-term debt (Note 4)....................................      33,470              32,235
Deferred income taxes......................................       4,536               4,536
Deferred pension costs.....................................       2,364               2,364
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock, $0.10 par value, 2,000,000 shares
   authorized, non issued and outstanding..................          --                  --
  Series A common stock, $0.10 par value, 20,000,000
   shares authorized, 7,312,000 and shares
   issued and outstanding at December 31, 1995 and
   March 31, 1996, respectively............................         731                 731
  Series B common stock, $0.10 par value, 6,000,000
   shares authorized, 2,139,000 and shares
   issued and outstanding at December 31, 1995 and
   March 31, 1996, respectively............................         214                 214
  Additional paid-in-capital...............................      39,144              39,144
  Foreign currency translation adjustment..................         359                 194
  Excess pension liability adjustment......................      (1,036)             (1,036)
  Retained earnings........................................       5,960               4,875
                                                               --------            --------
Total stockholders' equity.................................      45,372              44,122
                                                               --------            --------
  Total Liabilities and Stockholders' Equity...............    $117,647            $113,356
                                                               ========            ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------
                                                                 1995                    1996
                                                              ----------             ----------
Net sales...................................................   $ 33,042                $ 22,613
Cost of sales...............................................    (24,893)                (18,794)
                                                               --------                --------
Gross profit................................................      8,149                   3,819
Selling, general and administrative expenses................     (4,855)                 (4,845)
                                                               --------                --------
Operating income (loss).....................................      3,294                  (1,026)
Other income (expense):
  Interest income...........................................         45                      14
  Interest expense..........................................       (828)                   (931)
  Other, net................................................        122                    (117)
                                                               --------                --------
                                                                   (661)                 (1,034)
                                                               --------                --------
Income (loss) before income taxes...........................      2,633                  (2,060)
Income tax (expense) benefit................................     (1,185)                    975
                                                               --------                --------
Net income (loss)...........................................   $  1,448                $ (1,085)
                                                               ========                ========

Net income (loss) per common share (Note 7).................      $0.15                  $(0.11)
                                                               ========                ========

Weighted average number of shares of common and common
 stock equivalents outstanding during the periods (Note 7)..      9,609                   9,451
                                                               ========                ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)



                                                                 SHARES      AMOUNT
                                                                --------    --------
Series A Stock
  Balance, December 31, 1995................................      7,312     $    731
  Conversion of Series B Stock to Series A Stock............          2           --
                                                               --------     --------
  Balance, March 31, 1996...................................      7,314     $    731
                                                               ========     ========

Series B Stock
  Balance, December 31, 1995................................      2,139     $    214
  Conversion of Series B Stock to Series A Stock............         (2)
                                                               --------     --------
  Balance, March 31, 1996...................................      2,137     $    214
                                                               ========     ========

Additional Paid-in Capital
  Balance, December 31, 1995................................                $ 39,144
  Balance, March 31, 1996...................................                $ 39,144
                                                                            ========
Foreign Currency Adjustment
  Balance, December 31, 1995................................                $    359
  Translation adjustments...................................                    (165)
                                                                            --------
  Balance, March 31, 1996...................................                $    194
                                                                            ========

Pension Liability Adjustment
  Balance, December 31, 1995................................                $ (1,036)
                                                                            --------
  Balance, March 31, 1996...................................                $ (1,036)
                                                                            ========

Retained Earnings
  Balance, December 31, 1995................................                $  5,960
  Net (loss) for three months ended March 31, 1996..........                  (1,085)
                                                                            --------
  Balance, March 31, 1996...................................                $  4,875
                                                                            ========

Stockholders' Equity at March 31, 1996......................                $ 44,122
                                                                            ========

           See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                               Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                1995       1996
                                                              ---------  ---------
Cash provided by operations:
  Net income (loss).........................................   $ 1,448    $(1,085)

  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization.........................     1,322      1,406
      Deferred taxes........................................        --         --
      Other.................................................       435       (168)
      Changes in operating assets and liabilities:
        Trade accounts receivable...........................    (7,975)     3,781
        Contract costs in excess of billings................     2,100      3,525
        Inventory...........................................    (3,762)    (2,648)
        Other assets........................................      (714)    (1,304)
        Trade accounts payable..............................    (1,855)    (2,774)
        Other liabilities...................................       798        (95)
                                                               -------    -------
Total cash provided by (used in ) operating activities......   $(8,203)   $   638
                                                               -------    -------

Cash provided by (used in ) investing activities:
  Additions to property, plant and equipment................   $(1,093)   $  (685)
  Deposits and other........................................      (112)       113
                                                               -------    -------
Total cash provided by (used in) investing activities.......   $(1,205)   $  (572)
                                                               -------    -------

Cash provided by (used in) financing activities:
  Net proceeds from (repayments of) long-term debt..........   $ 8,387    $  (880)
  Exercise of stock options.................................       140         --
                                                               -------    -------
Total cash provided by (used in) financing activities.......   $ 8,527    $  (880)
                                                               -------    -------

Increase (decrease) in cash and temporary investments.......      (881)      (814)
Cash and temporary investments at beginning of period.......     1,473        814
                                                               -------    -------
Cash and temporary investments at end of period.............   $   592    $   -0-
                                                               =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................   $   498    $   614
    Income taxes............................................       469         90

           See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated condensed balance sheet as of March 31, 1996, the consolidated condensed statement of stockholders' equity for the period ended March 31, 1996, the consolidated condensed statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and the cash flows for the three months ended March 31, 1996 and 1995 have been made. The December 31, 1995 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1995 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

    The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1995 Form 10-K. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories consist of the following:

                                  December 31,  March 31,
                                      1995        1996
                                  ------------  ---------
                                   (Amounts in thousands)
        Finished product.......        $ 7,204    $ 7,220
        Work in progress.......          9,231     11,698
        Raw materials..........          6,865      7,030
                                       -------    -------
                                       $23,300    $25,948
                                       =======    =======

4. For a description of the amendment and restatement of the bank credit facility in May 1996, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The long term debt is recorded net of unamortized debt issue costs of $1.1 million at March 31, 1996.

5. The Company is party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage in respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1995 Form 10-K.

6. The benefit of recoverable income tax expense for the three months ended March 31, 1996 was $975,000 which was principally related to reductions in currently payable taxes.

7. Earnings per common share for 1996 and 1995 are based upon the weighted average number of shares of common and common stock equivalents (stock options, when dilutive) outstanding during the periods. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Sales  The Company's sales for the three months ended March 31, 1996 decreased
- -----
by $10.4 million (or 31.6%) compared to sales in the same period in 1995 due primarily to sales decreases in the packaging systems divisions ($7.5 million) and specialty web products division ($3.5 million) offset by increases in sales at the banknote printing equipment division ($0.2 million) and the French service and repair division ($0.4 million).

Gross Profit  The Company's gross profit for the three months ended March 31,
- ------------
1996 decreased by $4.3 million compared to gross profit in the same period in 1995 due primarily to decreased sales volume for packaging systems and additional expenses in resolving product performance related problems. Gross profit margin for 1996 decreased to 16.9% of sales as compared to 24.7% for 1995. This decrease in gross profit margin in 1996 was due primarily to costs incurred on prototype products at the specialty web products division and additional warranty and other expenses in connection with various packaging systems division product performance related problems.

Selling, General and Administrative Expenses  The Company's selling, general,
- --------------------------------------------
and administrative expenses decreased by $0.01 million (or 0.2%) for the three months ended March 31, 1996 compared to the same period in 1995 due to cost reduction efforts at all divisions in connection with the reduced volume of sales. The full impact of these cost reduction measures will not be realized until the third and fourth quarters of 1996. Selling, general and administrative expenses for the three months ended March 31, 1996 were 21.4% of sales compared to 14.7% of sales for the same period in 1995 due to the decrease in sales in 1996 described above.

Other Income (Expense)   The Company's interest expense increased by $0.1
- ----------------------
million for the three months ended March 31, 1996 compared to the same period in 1995 due to increased borrowing by the Company in the latter part of 1995 to fund the working capital needs of the Company. Interest income decreased by $0.03 million for the three months ended March 31, 1996 as compared to interest income in the same period in 1995 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 47.3% and 45% for the three months ended March 31, 1996 and 1995, respectively. These effective tax rates were due to recoverable taxes in 1996 and certain research and experimental expenditure tax credits that were recorded in March 1996, while similar tax benefits were not recorded until the third quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to fund its ongoing operations, to provide for expansion of manufacturing capacity, to service its existing debt and to pursue its strategic objectives including new product development and penetration of international markets. The Company's working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During the latter part of 1995 and during 1996, the Company has experienced an increased need for working capital resulting in continued high levels of borrowings under its bank credit facility. The working capital needs are directly related to the slowness in orders in 1995 and 1996 and certain product performance issues which have delayed deliveries, increased costs and delayed cash collections. Also, the growing international mix of the Company's new orders which typically have less favorable cash flow terms than domestic orders, and the introduction of new products have impacted the borrowing levels.

Historically, the Company has funded its capital needs with cash provided by operating activities, borrowings under bank credit facilities, issuance of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities was $0.6 million in the first quarter of 1996 and ($8.2 million) in the first quarter of 1995.

At March 31, 1996, the Company's indebtedness was comprised primarily of a credit facility and the Company's Subordinated Notes due June 30, 2000. As of March 31, 1996, there was outstanding $15.3 million in Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity.

Under its credit facility, the Company may borrow up to $27 million in the form of direct borrowings and letters of credit. As of March 31, 1996 there was $21.7 million in direct borrowings and $4.8 million in standby letters of credit outstanding under the credit facility. The interest rate on direct borrowings under the credit facility is at the lender's prime rate, or at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.5%, which equates to 6.94% at March 31, 1996.

At March 31, 1996, $6.7 million of the Company's borrowings were at the lender's prime rate of interest (8.75%) and $15.0 million of the borrowings were at an offshore rate plus 1.5% (6.94%). The amounts borrowed under the credit facility have been used for working capital.

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

In March of 1996, the Company and its lender reached an agreement for a modification of the credit facility. The modification will provide for a reduction in the minimum required debt service coverage ratio during 1996 consistent with the Company's current expectations. The Company anticipates final documentation of the modification to be completed in May 1996.

Management believes that cash flow from operations together with existing borrowing capacity under the Company's credit facility will be adequate to fund its existing operations, repay indebtedness, and allow it to pursue its strategic objectives over the next 12 months. In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's growth strategies, including the financing of possible future acquisitions. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. The Company's Chairman and Chief Executive Officer has loaned the Company $950,000 through May 3, 1996 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France receivable ( approximately $1.7 million).

In addition to the availability of external financing, management believes that the Company's liquidity will be impacted by its ability to achieve a satisfactory resolution of the product warranty issues, timely deliveries, acceptance of the ACE system by the Bank of England and final acceptance of the SNOW press by Banque de France, the degree of international orders (which generally have less favorable cash flow terms and require letters of credit that reduce credit availability), improved terms of domestic orders, and timely implementation of cost reduction measures. There can be no assurance that the Company will be successful in any or all of these areas.

The Company's primary sources of liquidity are its cash, internal cash generation and the external financing described above. Management believes that the Company has sufficient liquidity capacity to fund its anticipated needs for working capital and debt repayment.

Backlog and Orders  The Company's backlog of unfilled orders at March 31, 1996
- ------------------
was approximately $31.7 million compared to $40.4 million at December 31, 1995, a decrease of (21.5%). The backlog decrease included $4.4 million of packaging, $1.0 million of banknote related equipment and $3.6 million of specialty web equipment as compared to year-end 1995. The backlog at March 31 in each of the preceding five years has ranged from a low of $28.7 million in 1991 to a high of $68.0 million in 1995.

The reduction in backlog is the result of a reduced order flow in late 1995. Orders for the three months ended March 31, 1996 were $14.1 million compared to $32.8 for the comparable period in 1995, a decrease of $18.7 million while shipments decreased $10.4 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders and certain product performance issues. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

EXHIBIT
NUMBER    DOCUMENT DESCRIPTION
 3.1      Second Amended and Restated Certificate of Incorporation of the
          Company. (1)
 3.2      Bylaws of the Company, as amended. (2)
 4.1      Specimen of Series A Common Stock Certificate. (3)
 4.2      Specimen of Series B Common Stock Certificate. (4)
10.1      Form of Indemnity Agreement. (2)
10.3      Second Amended and Restated Stock Option Plan of the Company. (5)
10.4      Description of Stevens Graphics Incentive Plan. (3)
10.5      Description of Hamilton Life Insurance Payroll Deduction Plan. (2)
10.6 Labor Agreement, dated July 2, 1994, between Hamilton-Stevens Group, Inc. and the International Union United Automobile, Aerospace and Agricultural Implement Workers of America. (9)
10.9      Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985. (2)
10.10 Lease Agreement between Space Unlimited Joint Venture #3 and Stevens Corporation ("Stevens"), dated September 11, 1981, and related lease addendum. (2)
10.11 First Extension Agreement dated January 19, 1987 between Stevens and Space Unlimited Joint Venture #3. (3)
10.12 First Amended Joint Venture Agreement of Space Unlimited Joint Venture #3, dated June 26, 1980, and related Assignment of Joint Interest and Loan Modification, Assumption Agreement and Release.(2)
10.13 Second Extension Agreement between the Company and Space Unlimited Joint Venture #3. (6)
10.14     Stevens Graphics Corporation Pension Plan and Trust. (6)

10.15 Stevens Graphics Corporation Profit Sharing and 401 (k) Savings Retirement Plan. (6)
10.17 Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal Group, Inc. (8)
10.18     Severance Agreement among the Company, Post, and Robert F. Hopkins.
          (6)
10.19     Restated and Amended Subordinated Debt Agreement dated March 27,
          1992, together with forms of Subordinated Notes and Subordinated Guaranties. (6)
10.20 Amended and Restated Intercreditor and Subordination Agreement dated April 26, 1994. (11)
10.21     Contract of Sales between the Company and the Banque de France. (6)
10.23 Asset Purchase Agreement dated July 20, 1993 among Post Machinery Company, Inc., the Company, and Bobst Group, Inc. and Bobst, S.A. (10)
10.24 Letter Agreement dated August 5, 1993 amending Asset Purchase Agreement among the Company, Post Machinery Company, Inc. Bobst
          Group, Inc., and Bobst, S.A. (10)
10.25     Intellectual Property Purchase Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., and Bobst S.A. (10)
10.26 Fourth Amendment to Amended and Restated Senior Subordinated Note Agreement dated April 29, 1994. (11)
10.27 Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors. (12)
10.28 Credit Agreement, dated May 16, 1995, between the Company and Bank of Texas, N.A. (13)
10.29 First Amendment to Amended and Restated Subordination and Intercreditor Agreement dated August 1995. (14)
10.30 Fifth Amendment to Amended and Restated Senior Subordinated Note Agreement dated August 1995. (14)
10.31     First Amendment to Credit Agreement effective August 15, 1995 between the Company and Bank of America Texas, N.A. (14)
10.32 Second Amended and Restated Master Note: Reference Rate Related dated August 15, 1995, executed by the Company and payable to the order of Bank of America Texas, N.A. in the original principal amount of $27 million. (14)
10.33     Second Amendment to Credit Agreement effective December 1995 between the Company and Bank of America Texas, N.A. (14)
10.34 Letter Agreement and Promissory Note by and between the Company and Paul I. Stevens dated April 22, 1996. *
11.1      Computation of Net Income per Common Share. *
27.1      Financial Data Schedule. *

_____________________________________________________

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

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference.

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

(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

     (b)    Reports on Form 8-K.
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STEVENS INTERNATIONAL, INC.



Date: May 10, 1996                      By:
                                        Paul I. Stevens
                                        Chief Executive Officer
                                        and Acting Chief Financial Officer