Form 10-Q
period 1996-06-30
STEVENS INTERNATIONAL INC
filed 1996-08-14
CIK 817644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----
       EXCHANGE ACT OF 1934
       For the quarterly period ended   June 30, 1996
                                      -----------------
                                      or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                       Commission file number     1-9603
                                               ------------

                          STEVENS INTERNATIONAL, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                         75-2159407
                   --------                         ----------
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

                  __________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    XX         No
                                            --------         --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                                 Outstanding at August 5,1996
- -------------------------------                     ----------------------------
Series A Stock, $0.10 Par Value                              7,339,468
Series B Stock, $0.10 Par Value                              2,110,634

                               TABLE OF CONTENTS
                               -----------------
                                                                     PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                Consolidated Condensed Balance Sheets                    3
                December 31, 1995 and June 30, 1996
                (unaudited)

                Consolidated Condensed Statements of Operations          4
                Three and Six months ended June 30, 1996 and 1995
                (unaudited)

                Consolidated Condensed Statements of                     5
                Stockholders' Equity December 31, 1995 and
                Six months ended June 30, 1996  (unaudited)

                Consolidated Condensed Statements of Cash Flows          6
                Six months ended June 30, 1996 and 1995
                (unaudited)

                Notes to Consolidated Condensed Financial                7
                Statements (unaudited)

Item 2.   Management's Discussion and Analysis of                        9
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             13

Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 6.   Exhibits and Reports on Form 8-K                              14

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  DECEMBER 31, 1995        JUNE 30, 1996
                                                                  -----------------        -------------
                               ASSETS                                                       (unaudited)
                               ------
Current assets:
 Cash                                                                  $    712               $    717
 Temporary investments                                                      102                     --
 Trade accounts receivable, less allowance for losses of
  $655 and $882 in 1995 and 1996, respectively                           26,079                 21,740
 Costs and estimated earnings in excess of billings on
  long-term contracts                                                    18,341                 12,779
 Inventory (Note 3)                                                      23,300                 25,831
 Deferred and refundable income taxes                                       832                  1,651
 Other current assets                                                       666                  2,702
                                                                       --------               --------
 Total current assets                                                    70,032                 65,420
Property, plant and equipment (Note 4)                                   32,017                 30,656
Other assets, net                                                        15,598                 13,854
                                                                       --------               --------
 Total Assets                                                          $117,647               $109,930
                                                                       ========               ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
 Trade accounts payable                                                $ 15,117               $ 14,396
 Billings in excess of costs and estimated earnings on
  long-term contracts                                                       219                    266
 Other current liabilities                                                9,019                  7,196
 Income taxes payable                                                        --                     --
 Customer deposits                                                        3,851                  3,608
 Advances from affiliates                                                    --                    950
 Current portion of long-term debt (Note 4)                               3,699                  7,268
                                                                       --------               --------
 Total current liabilities                                               31,905                 33,684
Long-term debt (Note 4)                                                  33,470                 30,269
Deferred income taxes                                                     4,536                  2,694
Deferred pension costs                                                    2,364                  2,364
Commitments and contingencies (Note 5)
Stockholders' equity:
 Preferred stock, $0.10 par value, 2,000,000 shares
  authorized, non issued and outstanding                                     --                     --
 Series A common stock, $0.10 par value, 20,000,000
  shares authorized, 7,312,000 and 7,331,000 shares
  issued and outstanding at December 31, 1995 and
  June 30, 1996, respectively                                               731                    733
 Series B common stock, $0.10 par value, 6,000,000
  shares authorized, 2,139,000 and 2,120,000 shares
  issued and outstanding at December 31, 1995 and
  June 30, 1996, respectively                                               214                    212
 Additional paid-in-capital                                              39,144                 39,844
 Foreign currency translation adjustment                                    359                     32
 Excess pension liability adjustment                                     (1,036)                (1,036)
 Retained earnings                                                        5,960                  1,134
                                                                       --------               --------
Total stockholders' equity                                               45,372                 40,919
                                                                       --------               --------
 Total Liabilities and Stockholders' Equity                            $117,647               $109,930
                                                                       ========               ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                               1995      1996      1995      1996
                                                             -------   -------   -------   --------
Net sales.................................................   $37,474   $18,732   $70,516   $ 41,345
Cost of sales.............................................    28,907    16,680    53,800     35,474
                                                             -------   -------   -------   --------
Gross profit..............................................     8,567     2,052    16,716      5,871

Selling, general and administrative expenses..............     4,919     4,446     9,774      9,291
Restructuring charge......................................        --     1,000        --      1,000
                                                             -------   -------   -------   --------
Operating income (loss)...................................     3,648    (3,394)    6,942     (4,420)

Other income (expense):
Interest income...........................................        78        24       123         38
Interest expense..........................................      (803)   (1,026)   (1,631)    (1,957)
Lawsuit settlement expense (Note 5).......................        --      (700)       --       (700)
Other, net................................................      (152)     (198)      (30)      (315)
                                                             -------   -------   -------   --------
                                                                (877)   (1,900)   (1,538)    (2,934)
                                                             -------   -------   -------   --------
Income (loss) before income taxes.........................     2,771    (5,294)    5,404     (7,354)
Income tax (expense) benefit..............................    (1,219)    1,553    (2,404)     2,528
                                                             -------   -------   -------   --------
Net income (loss).........................................   $ 1,552   $(3,741)  $ 3,000   $ (4,826)
                                                             =======   =======   =======   ========

Net income (loss) per common share (Note 7)...............     $0.16    $(0.40)    $0.31     $(0.51)
                                                             =======   =======   =======   ========

Weighted average number of shares of common
 and common stock equivalents outstanding
 during the periods (Note 7)..............................
                                                               9,564     9,451     9,584      9,451
                                                             =======   =======   =======   ========


           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                              SHARES  AMOUNT
                                                              ------  ------
Series A Stock
 Balance, December 31, 1995...............................    7,312   $   731
 Conversion of Series B stock to Series A Stock...........       19         2
                                                              -----   -------
 Balance, June 30, 1996...................................    7,331   $   733
                                                              =====   =======

Series B Stock
 Balance, December 31, 1995...............................    2,139   $   214
 Conversion of Series B stock to Series A Stock...........      (19)       (2)
                                                              -----   -------
 Balance, June 30, 1996...................................    2,120   $   212
                                                              =====   =======

Additional paid-in capital
 Balance, December 31, 1995...............................            $39,144
 Lawsuit settlement.......................................                700
                                                                      -------
 Balance, June 30, 1996...................................            $39,844
                                                                      =======

Foreign Currency Adjustment...............................
 Balance, December 31, 1995...............................            $   359
 Translation adjustments..................................               (327)
                                                                      -------
 Balance, June 30, 1996...................................            $    32
                                                                      =======

Pension Liability Adjustment
 Balance, December 31, 1995...............................            $(1,036)
                                                                      -------
 Balance, June 30, 1996...................................            $(1,036)
                                                                      =======

Retained Earnings
 Balance, December 31, 1995...............................            $ 5,960
 Net (loss) for six months ended June 30, 1996............             (4,826)
                                                                      -------
 Balance, June 30, 1996...................................            $ 1,134
                                                                      =======

Stockholders' Equity at June 30, 1996.....................            $40,919
                                                                      =======

           See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1995       1996
                                                           ---------  ---------
Cash provided by operations:
  Net income (loss).....................................   $  3,000    $(4,826)

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.......................      2,652      2,761
    Deferred and refundable taxes.......................         --     (2,661)
    Lawsuit settlement expense..........................         --        700
    Other...............................................        339       (327)
    Changes in operating assets and liabilities:
      Trade accounts receivable.........................     (8,612)     4,339
      Contract costs in excess of billings..............     (1,021)     5,608
      Inventory.........................................     (2,593)    (2,530)
      Other assets......................................       (647)      (838)
      Trade accounts payable............................     (2,495)      (720)
      Other liabilities.................................     (1,291)    (1,116)
                                                           --------    -------
Total cash provided by (used in) operating activities...    (10,668)       390
                                                           --------    -------

Cash provided by (used in) investing activities:
  Additions to property, plant and equipment............     (3,078)      (679)
  Proceeds from sale of assets..........................         55         --
  Deposits and other....................................       (179)       113
                                                           --------    -------
Total cash provided by (used in) investing activities...     (3,202)      (566)
                                                           --------    -------

Cash provided by (used in) financing activities:
  Net proceeds from (repayments of) long-term debt......     12,428     (3,489)
  Increase in current portion of long-term debt.........         --      3,568
  Exercise of stock options.............................        199         --
                                                           --------    -------
Total cash provided by (used in) financing activities...     12,627         79
                                                           --------    -------

Increase (decrease) in cash and temporary investments...     (1,243)       (97)
Cash and temporary investments at beginning of period...      1,473        814
                                                           --------    -------
Cash and temporary investments at end of period.........   $    230    $   717
                                                           ========    =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest...........................................   $  1,138    $ 1,525
     Income taxes.......................................      1,846         90

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated condensed balance sheet as of June 30, 1996, the consolidated condensed statement of stockholders' equity for the period ended June 30, 1996, the consolidated condensed statements of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995 have been made. The December 31, 1995 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1995 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

    The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1995 Form 10-K. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories consist of the following:

                        December 31,  June 30,
                            1995        1996
                        ------------  --------
                        (Amounts in thousands)
    Finished product       $ 7,204     $ 6,864
    Work in progress         9,231      12,091
    Raw materials            6,865       6,876
                           -------     -------
                           $23,300     $25,831
                           =======     =======

4. For a description of the amendment and restatement of the bank credit facility in May and thereafter, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The long term debt is recorded net of unamortized debt issue costs of $0.97 million at June 30, 1996.

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

    The June 1996 resolution of the Company's class action lawsuit, which had been in litigation for five years, resulted in a one-time $700,000, ($0.07) per share charge to second quarter earnings. In this settlement, the Company paid no cash but agreed to issue warrants valued at $700,000 to purchase the Company's Series A stock. The warrants are exercisable over a one-year period from the date of issuance and represent the right to purchase up to 737,619 shares of Series A stock from the Company at an exercise price of $2.67 per share. If exercised, the warrants would result in $1,970,918 of additional equity to the Company.

6. The benefit of recoverable income tax expense for the three and six months ended June 30, 1996 was $1,553,000 and $2,528,000, of which $686,000 was principally related to reductions in currently payable taxes and $1,842,000 related to reductions in deferred taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Sales  The Company's sales for the six months ended June 30, 1996 decreased by
- -----
$29.2 million (or 41%) compared to sales in the same period in 1995 due primarily to sales decreases in the packaging systems divisions ($23.1 million), the banknote printing equipment division ($0.2 million), and the specialty web products division ($5.9 million).

Gross Profit  The Company's gross profit for the six months ended June 30, 1996
- ------------
decreased by $10.8 million compared to gross profit in the same period in 1995 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1996 decreased to 14.2% of sales as compared to 23.7% of sales for 1995. This decrease in gross profit margin in 1996 was due primarily to approximately $3 million in continuing product development costs related to a series of new products, changes in product mix, and certain increased product performance and warranty expenses.

Selling, General and Administrative Expenses  The Company's selling, general,
- --------------------------------------------
and administrative expenses decreased by $0.5 million for the six months ended June 30, 1996 compared to the same period in 1995 due to decreases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the six months ended June 30, 1996 were 22.5% of sales compared to 13.9% of sales for the same period in 1995 due to the $29.2 million decrease in sales without corresponding expense decreases.

Restructuring Charge  The dramatic continuation of the slowdown in capital
- --------------------
spending by the Company's customers necessitated significant work force and cost reductions, as well as the consolidation of certain facilities and operating functions, resulting in a $1 million restructuring charge.

Other Income (Expense)   The Company's interest expense increased by $0.3
- ----------------------
million for the six months ended June 30, 1996 compared to the same period in 1995 due to increased borrowing by the Company to fund operations. Interest income decreased by $0.1 million for the six months ended June 30, 1996 as compared to interest income in the same period in 1995 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Sales  The Company's sales for the three months ended June 30, 1996 decreased by
- -----
$18.7 million (or 50%) compared to sales in the same period in 1995 due primarily to sales decreases in the packaging systems divisions ($14.3 million), specialty web products division ($4.0 million ) and the banknote printing equipment division ($0.4 million).

Gross Profit  The Company's gross profit for the three months ended June 30,
- ------------
1996 decreased by $6.5 million compared to gross profit in the same period in 1995 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1996 decreased to 11.0% of sales as compared to 22.9% of sales for 1995. This decrease in gross profit margin in 1996 was due primarily to approximately $1.5 million in continuing product development costs related to a series of new products, changes in product mix, and certain increased product performance and warranty expenses.

Selling, General and Administrative Expenses  The Company's selling, general,
- --------------------------------------------
and administrative expenses decreased by $0.5 million for the three months ended June 30, 1996 compared to the same period in 1995 due to decreases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the six months ended June 30, 1996 were 23.7% of sales compared to 13.1% of sales for the same period in 1995 due to the $18.7 million decrease in sales without corresponding expense decreases.

Restructuring Charge  The dramatic continuation of the slowdown in capital
- --------------------
spending by the Company's customers necessitated significant work force and cost reductions, as well as the consolidation of certain facilities and operating functions, resulting in a $1 million restructuring charge.

Other Income (Expense)   The Company's interest expense increased by $0.2
- ----------------------
million for the three months ended June 30, 1996 compared to the same period in 1995 due to increased borrowing by the Company to fund operations. Interest income decreased by $0.05 million for the three months ended June 30, 1996 as compared to interest income in the same period in 1995 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 34.4% and 44.5% for the six months ended June 30, 1996 and 1995, respectively. These effective tax rates were due to recoverable taxes in 1996 and federal and state taxes payable in 1995. The recovery tax rate in 1996 was substantially lower due to various non-deductible expenses in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to fund its ongoing operations, to service its existing debt and to pursue its strategic objectives including new product development and penetration of international markets. The Company's working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During the latter part of 1995 and during 1996, the Company has experienced an increased need for working capital resulting in continued high levels of borrowings under its bank credit facility. The working capital needs are directly related to the slowness in orders in 1995 and 1996 and certain product performance issues which have delayed deliveries, increased costs and delayed cash collections. Also, the growing international mix of the Company's new orders which typically have less favorable cash flow terms than domestic orders, and the introduction of new products have resulted in increased borrowings.

The Company continues to experience product performance issues with respect to certain of these newer machines which has negatively impacted collection of accounts receivable and the booking of new orders. The Company believes, however, that progress is being made regarding resolving certain performance issues.

The reduced liquidity resulting from the order slowdown and collection delays required the Company to fully draw upon its bank credit facility and did not allow for the payment of a $3.6 million principal payment due June 30, 1996 to its Senior Subordinated Note holders. In addition, the losses incurred by the Company in the three and six months ended June 30, 1996 resulted in non-compliance with a debt coverage ratio in the Company's bank credit facility. The Company has obtained temporary waivers from its bank and the holders of its Senior Subordinated Notes and is working toward a restructuring of its indebtedness.

The Company has retained Rauscher Pierce Refsnes, Inc. to advise the board of directors on strategic and financial alternatives available to the Company. Possible strategies include the addition of capital through a merger or business combination with other companies, raising additional equity, or a restructuring or sale of part of the Company, all in an effort to maximize shareholder value. There can be no assurance that any transaction will be consummated.

Historically, the Company has funded its capital needs with cash provided by operating activities, borrowings under bank credit facilities, issuance of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities was $0.4 million in the six months of 1996 and ($10.7 million) in the first six months of 1995.

At June 30, 1996, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due June 30, 2000. In addition the Company's chairman has loaned the Company $950,000, as described below. As of June 30, 1996, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity. As previously stated, the June 30, 1996 principal payment was not made.

Under its credit facility, the Company may borrow up to $27 million in the form of direct borrowings and letters of credit. As of June 30, 1996 there was $23 million in direct borrowings and $3.9 million in standby letters of credit outstanding under the credit facility. The interest rate on direct borrowings under the credit facility is at the lender's prime rate, or at the Company's option, an offshore rate (generally equivalent to LIBOR) plus 1.5%, which equates to 7.0% at June 30, 1996.

At June 30, 1996, $8.1 million of the Company's borrowings were at the lender's prime rate of interest (8.25%) and $15.0 million of the borrowings were at an offshore rate plus 1.5% (7.0%). The amounts borrowed under the credit facility have been used for working capital.

Both the agreement concerning the credit facility and the agreement with the holders of the Senior Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, a first lien was granted to the lender, and a second lien was granted to the holders of the Senior Subordinated Notes, on substantially all the assets of the Company and its domestic divisions.

The borrowings under the credit facility and Senior Subordinated Notes agreement are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The credit facility permits the Company to borrow up to $5 million for domestic acquisitions without lender consent. The Company is not allowed to pay dividends.

In May of 1996, the Company and its lender agreed to modify the credit facility by providing for a reduction in the minimum required debt service coverage ratio during 1996. The Company did not attain the minimum debt service coverage ratio at June 30, 1996 due to the large loss in the second quarter of 1996. The company believes it has reached an agreement in principle with respect to a further modification of its credit facility and its Senior Subordinated Note Agreement providing for a restructuring of the Company's bank and subordinated indebtedness. Final documentation of this restructuring is anticipated in September 1996. If the restructuring documentation process is unsuccessful, the Company would be in violation of certain of its loan covenants.

Assuming that the contemplated restructuring of its indebtedness is completed and that one of several strategic, financial alternatives presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations, repay indebtedness, and allow it to pursue its strategic objectives over the next 12 months. In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's growth strategies, including the financing of possible future acquisitions. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through June 30, 1996, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France receivable ( approximately $1.7 million). To date this amount has not been repaid.

In addition to the availability of external financing, management believes that the Company's liquidity will be impacted by its ability to achieve a satisfactory resolution of the product performance and warranty issues, timely deliveries, acceptance of the ACE system by the Bank of England and final acceptance of the SNOW press by Banque de France, the degree of international orders (which generally have less favorable cash flow terms and require letters of credit that reduce credit availability), improved terms of domestic orders, and timely implementation of cost reduction measures. There can be no assurance that the Company will be successful in any or all of these areas.

Backlog and Orders  The Company's backlog of unfilled orders at June 30, 1996
- ------------------
was approximately $27.4 million compared to $40.4 million at December 31, 1995, a decrease of (32.0%). The backlog decrease included $10.2 million of packaging, $1.4 million of banknote related equipment and $2.0 million of specialty web equipment offset by an increase of $0.6 million at the Company's French printing press repair and service company, as compared to year-end 1995. The backlog at June 30 in each of the preceding five years has ranged from a low of $34.9 million in 1991 to a high of $65.0 million in 1995.

The reduction in backlog is the result of a reduced order flow in late 1995 which has continued in 1996. Orders for the six months ended June 30, 1996 were $29.8 million compared to $66.8 million for the comparable period in 1995, a decrease of $37.0 million while shipments decreased $29.2 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders and certain product performance issues. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

The Company, its officers' and directors' liability insurance carrier, and the Plaintiff negotiated a written settlement of the dispute. The court issued its final approval of the settlement agreement by order dated June 18, 1996. The settlement resulted in the dismissal of the litigation. As part of the settlement, the Company has agreed to issue to the class warrants to purchase Series A Common Stock with an aggregate value of $700,000. The value of the warrants was charged to the Company's earnings in June 1996. (See Note 5 of Notes to Consolidated Condensed Financial Statements).


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its 1996 Annual Meeting of Stockholders (the "Meeting") on May 23, 1996. At the Meeting, the Stockholders of the Company considered and voted upon the following matters, with the results indicated:

(1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuing year:

     Series A Nominees          Votes For           Votes Withheld
     -----------------          ---------           --------------
     John W. Stodder            5,329,270               67,729
     Edgar H. Schollmaier       5,329,270               67,729
     Michel A. Destresse        5,329,270               67,729

     Series B Nominees
     -----------------
     Paul I. Steyens            2,130,227                  287
     Richard I. Stevens         2,130,227                  287
     Constance I. Stevens       2,130,227                  287
     Robert H. Brown, Jr.       2,130,227                  287
     James D. Cavanaugh         2,130,227                  287
     Robert B. Holland, III     2,130,227                  287

(2) The Stockholders of the Company ratified the selection of Deloitte & Touche as the Company's independent accountants to audit the Company's financial statements for the 1996 fiscal year by the Following vote:

                                                        Abstentions
       Votes For                Votes Against         Broker Non-Votes
       ---------                -------------         ----------------
       7,475,971                   41,120                  10,422

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

 10.5     Description of Hamilton Life Insurance Payroll Deduction Plan. (2)
 10.6 Labor Agreement, dated July 2, 1994, between Hamilton-Stevens Group, Inc. and the International Union United Automobile, Aerospace and Agricultural Implement Workers of America. (9)
 10.9     Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985. (2)
 10.10 Lease Agreement between Space Unlimited Joint Venture #3 and Stevens Corporation ("Stevens"), dated September 11, 1981, and related lease addendum. (2)
 10.11 First Extension Agreement dated January 19, 1987 between Stevens and Space Unlimited Joint Venture #3. (3)
 10.12 First Amended Joint Venture Agreement of Space Unlimited Joint Venture #3, dated June 26, 1980, and related Assignment of Joint Interest and Loan Modification, Assumption Agreement and Release.(2)
 10.13 Second Extension Agreement between the Company and Space Unlimited Joint Venture #3. (6)
 10.14    Stevens Graphics Corporation Pension Plan and Trust. (6)
 10.15 Stevens Graphics Corporation Profit Sharing and 401 (k) Savings Retirement Plan. (6)
 10.17 Lease Agreement between Rochester Hills Executive Park and Zerand-Bernal Group, Inc. (8)
 10.18    Severance Agreement among the Company, Post, and Robert F. Hopkins.
          (6)
 10.19 Restated and Amended Subordinated Debt Agreement dated March 27, 1992, together with forms of Subordinated Notes and Subordinated Guaranties.
          (6)
 10.20 Amended and Restated Intercreditor and Subordination Agreement dated April 26, 1994. (11)
 10.21    Contract of Sales between the Company and the Banque de France. (6)
 10.23 Asset Purchase Agreement dated July 20, 1993 among Post Machinery Company, Inc., the Company, and Bobst Group, Inc. and Bobst, S.A. (10)
 10.24 Letter Agreement dated August 5, 1993 amending Asset Purchase Agreement among the Company, Post Machinery Company, Inc. Bobst Group, Inc., and Bobst, S.A. (10)
 10.25 Intellectual Property Purchase Agreement dated August 5, 1993 among the Company, Post Machinery Company, Inc., and Bobst S.A. (10)
 10.26 Fourth Amendment to Amended and Restated Senior Subordinated Note Agreement dated April 29, 1994. (11)
 10.27 Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors. (12)
 10.28 Credit Agreement, dated May 16, 1995, between the Company and Bank of America, Texas, N.A. (13)
 10.29 First Amendment to Amended and Restated Subordination and Intercreditor Agreement dated August 1995. (14)
 10.30 Fifth Amendment to Amended and Restated Senior Subordinated Note Agreement dated August 1995. (14)
 10.31 First Amendment to Credit Agreement effective August 15, 1995 between the Company and Bank of America Texas, N.A. (14)
 10.32 Second Amended and Restated Master Note: Reference Rate Related dated August 15, 1995, executed by the Company and payable to the order of Bank of America Texas, N.A. in the original principal amount of $27 million. (14)

 10.33 Second Amendment to Credit Agreement effective December 1995 between the Company and Bank of America Texas, N.A. (14)
 10.34 Letter Agreement and Promissory Note by and between the Company and Paul I. Stevens dated April 22, 1996. (15)
 11.1     Computation of Net Income per Common Share. *
 27.1     Financial Data Schedule. *

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

 (15) Previously filed as an exhibit to the Company's Annual Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.

          (b)     Reports on Form 8-K.
                  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STEVENS INTERNATIONAL, INC.



Date: August 13, 1996                   By:
                                        Paul I. Stevens
                                        Chief Executive Officer
                                        and Acting Chief Financial Officer