Form 10-Q
period 1996-09-30
STEVENS INTERNATIONAL INC
filed 1996-11-14
CIK 817644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----
       EXCHANGE ACT OF 1934
       For the quarterly period ended             September 30, 1996
                                     ---------------------------------------
                                       or
____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                      Commission file number     1-9603
                                              -------------

                          STEVENS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              75-2159407
       ----------------------------------------------------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)

                 5500 Airport Freeway, Fort Worth, Texas 76117
                 ---------------------------------------------
              (Address of principal executive offices) (zip code)

                                  817/831-3911
                                  ------------
              (Registrant's telephone number, including area code)

               __________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes    XX         No  _____
                                             --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                     Outstanding at November 5,1996
---------------------------------       ------------------------------
Series A Stock, $0.10 Par Value                    7,339,468
Series B Stock, $0.10 Par Value                    2,110,634

                               TABLE OF CONTENTS
                               -----------------
                                                                    PAGE NO.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

           Consolidated Condensed Balance Sheets                        3
           December 31, 1995 and September 30, 1996
           (unaudited)

           Consolidated Condensed Statements of Operations              4
           Three and Nine months ended September 30, 1996 and 1995 (unaudited)

           Consolidated Condensed Statements of                         5
           Stockholders' Equity
           Nine months ended September 30, 1996 (unaudited)

           Consolidated Condensed Statements of Cash Flows              6
           Nine months ended September 30, 1996 and 1995
           (unaudited)

           Notes to Consolidated Condensed Financial                    7
           Statements (unaudited)

Item 2. Management's Discussion and Analysis of                         9
        Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                            14

 Item 6.  Exhibits and Reports on Form 8-K                             14

                    STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                DECEMBER 31, 1995    SEPTEMBER 30, 1996
                                                --------------------------------------
                      ASSETS                                             (unaudited)
                      ------
Current assets:
   Cash...........................................  $       712            $    221
   Temporary investments..........................          102                  --
   Trade accounts receivable, less allowance for
    losses of $655 and $879 in 1995 and 1996,
    respectively..................................       26,079              21,441
 Costs and estimated earnings in excess of
  billings on long-term contracts.................       18,341               8,946
   Inventory (Note 3).............................       23,300              25,535
   Deferred and refundable income taxes...........          832               2,958
   Other current assets...........................          666               2,497
                                                        -------            --------
   Total current assets...........................       70,032              61,598
Property, plant and equipment.....................       32,017              30,363
Other assets, net.................................       15,598              13,374
                                                        -------            --------
   Total Assets...................................  $   117,647            $105,335
                                                        =======            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable.........................  $    15,117            $ 13,686
   Billings in excess of costs and estimated
    earnings on long-term contracts...............          219                 421
   Other current liabilities......................        9,019               6,555
   Customer deposits..............................        3,851               5,484
   Advances from affiliates.......................           --                 950
   Current portion of long-term debt (Note 4).....        3,699               7,250
                                                        -------            --------
   Total current liabilities......................       31,905              34,346
Long-term debt (Note 4)...........................       33,470              30,457
Deferred income taxes.............................        4,536               1,316
Deferred pension costs............................        2,364               2,364
Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock, $0.10 par value, 2,000,000
    shares authorized, none issued and outstanding           --                  --
   Series A common stock, $0.10 par value,
    20,000,000 shares authorized, 7,312,000 and
    7,340,000 shares issued and outstanding at
    December 31, 1995 and September 30, 1996,
    respectively..................................          731                 734
   Series B common stock, $0.10 par value,
    6,000,000 shares authorized, 2,139,000 and
    2,111,000 shares issued and outstanding at
    December 31, 1995 and September 30, 1996,
    respectively..................................          214                 211
   Additional paid-in-capital.....................       39,144              39,844
   Foreign currency translation adjustment........          359                  32
   Excess pension liability adjustment............       (1,036)             (1,036)
   Retained earnings (deficit)....................        5,960              (2,933)
                                                        -------            --------
Total stockholders' equity........................       45,372              36,852
                                                        -------            --------
   Total Liabilities and Stockholders' Equity       $   117,647            $105,335
                                                        =======            ========

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                           1995       1996     1995         1996
                                          -------   -------   --------     --------
Net sales...............................  $33,962   $12,770   $104,478     $ 54,115
Cost of sales...........................   24,424    13,976     78,224       49,450
                                          -------   -------   --------     --------
Gross profit (loss).....................    9,538    (1,206)    26,254        4,665

Selling, general and administrative         5,760     4,457     15,534       13,748
 expenses...............................
Restructuring charge (Note 5)...........       --        --         --        1,000
                                          -------   -------   --------     --------
Operating income (loss).................    3,778    (5,663)    10,720      (10,083)

Other income (expense):
   Interest income......................       25        12        148           50
   Interest expense.....................     (917)     (962)    (2,548)      (2,919)
Lawsuit settlement expense (Note 6).....       --        --         --         (700)
   Other, net...........................      (73)     (139)      (103)        (454)
                                          -------   -------   --------     --------
                                             (965)   (1,089)    (2,503)      (4,023)
                                          -------   -------   --------     --------
Income (loss) before income taxes and
   extraordinary item...................    2,813    (6,752)     8,217      (14,106)
Income tax (expense) benefit (Note 7)...   (1,032)    2,685     (3,436)       5,213
                                          -------   -------   --------     --------
Net income (loss).......................  $ 1,781   $(4,067)  $  4,781     $ (8,893)
                                          =======   =======   ========     ========

Net income (loss) per common share          $0.19    $(0.43)     $0.50       $(0.94)
 (Note 8)...............................  =======   =======   ========     ========

Weighted average number of shares of
 common and common stock equivalents
 outstanding during the periods (Note 8)    9,583     9,451      9,584        9,451
                                          =======   =======   ========     ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)



                                          SHARES    AMOUNT
                                          -------  --------
Series A Stock
   Balance, December 31, 1995...........   7,312   $   731
   Conversion of Series B stock to            28         3
    Series A stock......................  ------   -------
   Balance, September 30, 1996..........   7,340   $   734
                                          ======   =======

Series B Stock
   Balance, December 31, 1995...........   2,139   $   214
   Conversion of Series B stock to           (28)       (3)
    Series A stock......................  ------   -------
   Balance, September 30, 1996..........   2,111   $   211
                                          ======   =======

Additional Paid-In Capital
   Balance, December 31, 1995...........           $39,144
   Lawsuit settlement...................               700
                                                   -------
   Balance, September 30, 1996..........           $39,844
                                                   =======

Foreign Currency Adjustment.............
   Balance, December 31, 1995...........           $   359
   Translation adjustments..............              (327)
                                                   -------
   Balance, September 30, 1996..........           $    32
                                                   =======

Pension Liability Adjustment
   Balance, December 31, 1995...........           $(1,036)
                                                   -------
   Balance, September 30, 1996..........           $(1,036)
                                                   =======

Retained Earnings (Deficit)
   Balance, December 31, 1995...........           $ 5,960
   Net (loss) for nine months ended                 (8,893)
    September 30, 1996..................           -------
   Balance, September 30, 1996..........           $(2,933)
                                                   =======

Stockholders' Equity at September 30,              $36,852
 1996                                              =======


           See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                            1995       1996
                                          ---------  --------
Cash provided by (used in) operations:
   Net income (loss)....................  $  4,781   $(8,893)

   Adjustments to reconcile net income
    (loss) to net cash   provided by
    (used in) operating activities:
   Depreciation and amortization........     3,939     4,222
   Deferred and refundable taxes........        --    (5,346)
   Lawsuit settlement expense...........        --       700
   Other................................       282      (327)
   Changes in operating assets and
    liabilities:
      Trade accounts receivable.........    (5,671)    4,638
      Contract costs in excess of           (8,617)    9,596
       billings.........................
      Inventory.........................    (4,211)   (2,235)
      Other assets......................      (641)     (371)
      Trade accounts payable............       105    (1,431)
      Other liabilities.................    (2,184)      119
                                          --------   -------
Total cash provided by (used in)           (12,217)      672
 operating activities...................  --------   -------

Cash provided by (used in) investing
 activities:
 Additions to property, plant and           (4,958)   (1,662)
  equipment.............................
 Proceeds from sale of assets...........        60       177
 Deposits and other.....................       (77)      113
                                          --------   -------
Total cash provided by (used in)            (4,975)   (1,372)
 investing activities...................  --------   -------

Cash provided by (used in) financing
 activities:
 Addition to (repayment of) long-term       16,079        --
  debt..................................
 Increase in current portion of                 --       107
  long-term debt........................
 Exercise of stock options..............       340        --
                                          --------   -------
Total cash provided by (used in)            16,419       107
 financing activities...................  --------   -------

Increase (decrease) in cash and               (773)     (593)
 temporary investments..................
Cash and temporary investments at            1,473       814
 beginning of period....................  --------   -------
Cash and temporary investments at end     $    700   $   221
 of period..............................  ========   =======

Supplemental disclosure of cash flow
 information:
    Cash paid during the period for:
   Interest.............................  $  1,778   $ 2,396
   Income taxes.........................     2,644        90

See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated condensed balance sheet as of September 30, 1996, the consolidated condensed statement of stockholders' equity for the nine month period ended September 30, 1996, the consolidated condensed statements of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995 and changes in stockholders' equity for the nine months ended September 30, 1996 have been made. The December 31, 1995 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1995 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

   The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1995 Form 10-K. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. The Company designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and security segments of the printing industry. The Company is also a worldwide leader in the manufacture of rotary and platen die cutting and creasing equipment. The Company manufactures equipment capable of converting and printing, among other items, food and beverage containers, liquid container cartons, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company has the technological and engineering expertise to combine any of the four major printing methods (offset, flexography, rotogravure and intaglio) together with die cutters and creasers and product delivery systems into a single system. Complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard form size and special auxiliary functions.

3. Inventories consist of the following:

                    December 31,  September 30,
                        1995          1996
                    ------------  -------------
                      (Amounts in thousands)

Finished product..       $ 7,204        $ 6,668
Work in progress..         9,231         10,815
Raw materials.....         6,865          8,052
                         -------        -------
                         $23,300        $25,535
                         =======        =======

4. For a description of the amendment and restatement of the bank credit facility in May 1996 and thereafter, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The long term debt is recorded net of unamortized debt issue costs of $0.8 million at September 30, 1996.

5. The restructuring charge of $1 million recorded in the second quarter of 1996 is a result of various actions taken due to the slowdown in orders for printing press systems which began in late 1995 and continues. Charges consist primarily of approximately $630,000 in employee severance and related employee benefit costs for terminated employees, and $300,000 in leased facility exit costs. Company employment has decreased by approximately 40% since January 1, 1996 as a result of this restructuring effort.

6. The Company is party to a number of legal actions arising in the ordinary course of its business and as a result of the Company's continuing liquidity problems. In management's opinion, the Company has adequate legal defenses and/or insurance coverage in respect to product liability legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein for a description of liquidity related lawsuits.

   The June 1996 resolution of the Company's class action lawsuit, which had been in litigation for five years, resulted in a one-time $700,000, ($0.07) per share charge to second quarter earnings. In this settlement, the Company paid no cash but agreed to issue warrants valued at $700,000 to purchase the Company's Series A stock. The warrants are exercisable over a one-year period from October 31, 1996 and represent the right to purchase up to 737,619 shares of Series A stock from the Company at an exercise price of $2.672 per share. If exercised, the warrants would result in $1,970,918 of additional equity to the Company.

7. The benefit of recoverable income tax expense for the three and nine months ended September 30, 1996 was $2,685,000 and $5,213,000, of which $1,993,000 was principally related to reductions in currently payable taxes and $3,220,000 related to reductions in deferred taxes.

8. Earnings (loss) per common share for 1996 and 1995 are based upon the weighted average number of shares of common and common stock equivalents (stock options, when dilutive) outstanding during the periods. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

General

The Company experienced operating losses for the third quarter and nine months ending September 30, 1996. For the third quarter the Company had a net loss of $(4,067,000) or $(0.43) per share; for the nine months, the Company had a net loss of $(8,893,000) or $(0.94) per share. During the third quarter, the Company continued to experience a decrease in sales primarily in the packaging systems and specialty web product divisions, and to experience high product development costs related to a series of new products, as well as the absorption of fixed costs over a lower volume of sales, changes in product mix and certain increased product performance and warranty expenses. Also, as reported earlier, the Company continues to respond to product performance issues with respect to certain of these newer products which have negatively impacted the Company's liquidity, the collection of accounts receivable and the booking of new orders. While the Company believes it is making progress in resolving the product performance issues, there can be no assurance that the Company will be successful in these endeavors.

POSSIBLE SALE OF BERNAL DIVISION

In October 1996, the Company signed a non-binding letter of intent to sell the operations, assets and certain liabilities of its Bernal Division in Rochester Hills, Michigan which has been extended to November 20, 1996. This division manufactures rotary cutter-creasers for packaging press systems and tool and die product lines for rotary modules. The proposed sale to GR Investment Group, Ltd. of Detroit, Michigan including product technology and related intangibles, is expected to close in December 1996.

Bernal sales and income before federal income taxes through nine months of 1996 were $14.4 million and $1.1 million, respectively, and the net assets to be sold totaled approximately $20 million at September 30, 1996. Proceeds of the sale are expected to significantly reduce indebtedness of the Company. The anticipated reduction of Company debt coupled with no loss of Company basic printing press technology, and the continued availability of Bernal as an OEM supplier to the Company makes the anticipated transaction beneficial to the Company.

Because the anticipated sale is at the approximate book value of Bernal assets net of liabilities to be sold to the buyer, no significant book gain or loss is expected. However, the Company had not previously provided deferred taxes on $4.3 million of intangibles (goodwill) of Bernal, therefore, a tax charge of $1.7 million ($0.18 per share) and a reduction of currently refundable taxes will be recorded when a definitive agreement for sale is consummated.

If the sale is not consummated, the Company will continue to operate Bernal and seek other available financing alternatives (see "Liquidity and Capital Resources" herein).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales  The Company's sales for the nine months ended September 30, 1996
-----
decreased by $50.4 million (or 48.2%) compared to sales in the same period in 1995 due primarily to sales decreases in the packaging systems divisions ($39.4 million), the banknote printing equipment division ($0.8 million), and the specialty web products division ($12.1 million), offset by sales increases at the Company's French printing press repair and service company of $1.9 million. The reduction in sales volume is attributed to an overall printing press machinery industry slowdown, and a dramatic year-over-year reduction in orders for the nine months ended September 30, 1996 and 1995 of 53%.

Gross Profit  The Company's gross profit for the nine months ended September 30,
------------
1996 decreased by $28.9 million compared to gross profit in the same period in 1995 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1996 decreased to 8.9% of sales as compared to 25.1% of sales for 1995. This decrease in gross profit margin in 1996 was due primarily to approximately $5.4 million in continuing product development costs related to a series of new products, as well as the absorption of fixed costs over a lower volume of sales, changes in product mix, and certain increased product performance and warranty expenses.

Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses decreased by $1.8 million for the nine months ended September 30, 1996 compared to the same period in 1995 due to decreases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the nine months ended September 30, 1996 were 25.4% of sales compared to 14.9% of sales for the same period in 1995 due to the $50.4 million decrease in sales without corresponding expense decreases.

Restructuring Charge  The dramatic continuation of the slowdown in capital
--------------------
spending by the Company's customers necessitated significant work force and cost reductions, as well as the consolidation of certain facilities and operating functions, resulting in a $1 million restructuring charge. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Other Income (Expense)   The Company's interest expense increased by $0.4
----------------------
million for the nine months ended September 30, 1996 compared to the same period in 1995 due to increased borrowing by the Company to fund operations. Interest income decreased by $0.1 million for the nine months ended September 30, 1996 as compared to interest income in the same period in 1995 due to the use of cash to minimize the amount borrowed under the Company's credit facilities.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales  The Company's sales for the three months ended September 30, 1996
-----
decreased by $21.2 million (or 62.4%) compared to sales in the same period in 1995 due primarily to sales decreases in the packaging systems divisions ($16.8 million), specialty web products division ($5.0 million ) and the banknote printing equipment division ($0.6 million), offset by sales increases at the Company's French printing press repair and service company of $1.2 million. The reduction in sales volume is attributed to an overall printing press machinery industry slowdown, and a dramatic year-over-year reduction in orders for the nine months ended September 30, 1996 and 1995 of 53%.

Gross Profit (Loss)  The Company's gross profit (loss) for the three months
-------------------
ended September 30, 1996 decreased by $10.6 million compared to gross profit in the same period in 1995 due primarily to very high product development costs and decreased sales volume for packaging systems and specialty web products. The Company's cost of sales exceeded its sales by $1.1 million for a gross loss of 8.4% of sales for the three months ended September 30, 1996 as compared to a gross profit of 22.9% of sales for 1995. This decrease in margin in 1996 was due primarily to approximately $2.6 million in continuing product development costs related to a series of new products, as well as the absorption of fixed costs over a lower volume of sales, changes in product mix, and certain increased product performance and warranty expenses.

Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses decreased by $1.3 million for the three months ended September 30, 1996 compared to the same period in 1995 due to decreases in advertising, personnel and related costs at operating divisions, and certain corporate administrative and legal costs. Selling, general and administrative expenses for the three months ended September 30, 1996 were 34.9% of sales compared to 17.0% of sales for the same period in 1995 due to the $21.2 million decrease in sales without corresponding expense decreases.

Other Income (Expense)   The Company's interest expense increased by $0.05
----------------------
million for the three months ended September 30, 1996 compared to the same period in 1995 due to increased borrowing by the Company to fund operations. Interest income decreased by $0.01 million for the three months ended September 30, 1996 as compared to interest income in the same period in 1995 due to the use of cash in Company operations.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 37.0% and 41.8% for the nine months ended September 30, 1996 and 1995, respectively. The recovery tax rate in 1996 was lower due to various non-deductible expenses incurred in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to fund its ongoing operations, to service its existing debt and to pursue its strategic objectives including new product development and penetration of international markets. The Company's working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During the latter part of 1995 and during 1996, the Company has experienced an increased need for working capital resulting in continued high levels of borrowings under its bank credit facility. The working capital needs are directly related to the slowness in orders in late 1995 and 1996 and certain product performance issues which have delayed deliveries, increased costs and delayed cash collections. Also, the growing international mix of the Company's new orders which typically have less favorable cash flow terms than domestic orders, and the introduction of new products have resulted in increased borrowings.

The Company continues to experience performance issues with respect to certain of these newer products which has negatively impacted collection of accounts receivable and the booking of new orders. The Company believes, however, that significant progress is being made regarding resolving performance issues.

The reduced liquidity resulting from the order slowdown and collection delays required the Company to fully draw upon its bank credit facility and did not allow for the payment of a $3.6 million principal payment due June 30, 1996 to its Senior Subordinated Note holders. In addition, the losses incurred by the Company in the three and nine months ended September 30, 1996 resulted in non-compliance with a debt coverage ratio in the Company's bank credit facility. The reduced liquidity has also impacted the Company's ability to make timely payment with respect to its accounts payable. As a result, the Company has experienced delays in its ability to obtain raw materials and inventory.

As a result of negotiations with its senior and senior subordinated lenders, the Company has obtained a series of temporary waivers from its bank and the holders of its Senior Subordinated Notes through

November 30, 1996. The Company believes it has reached an agreement in principle with respect to a modification of its credit facility and its Senior Subordinated Note agreement providing for a restructuring of the Company's bank and subordinated indebtedness. Final documentation of this restructuring is anticipated in November 1996. If the restructuring documentation process is unsuccessful, the Company would be in violation of certain of its loan covenants.

The Company has retained Rauscher Pierce Refsnes, Inc. to advise the board of directors on strategic and financial alternatives available to the Company. Possible strategies include the addition of capital through a merger or business combination with other companies, raising additional equity, or a restructuring or possible sale of the Bernal Division of the Company, all in an effort to maximize shareholder value. As mentioned above, the Company has entered into a non-binding letter of intent to sell the assets, operations and certain liabilities of the Bernal Division. There can be no assurance that any transaction will be consummated.

Historically, the Company has funded its capital needs with cash provided by operating activities, borrowings under bank credit facilities, issuance of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities was $0.7 million in the nine months of 1996 and ($12.2 million) in the first nine months of 1995.

At September 30, 1996, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of September 30, 1996, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity. As previously stated, the June 30, 1996 principal payment was not made.

Under its credit facility, the Company may borrow up to $27 million in the form of direct borrowings and letters of credit. As of September 30, 1996 there was $23.1 million in direct borrowings and $3.9 million in standby letters of credit outstanding under the credit facility. The interest rate on direct borrowings under the credit facility is at the lender's prime rate.

At September 30, 1996, $23.1 million of the Company's borrowings were at the lender's prime rate of interest (8.25%). The amounts borrowed under the credit facility have been used for working capital.

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

Assuming that the contemplated restructuring of its indebtedness is completed, the sale of the Bernal Division is completed and that one of several strategic, financial alternatives presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months. Although the Company anticipates completing the restructuring of its indebtedness and the sale of the Bernal Division before December 31, 1996, there can be no assurance that these events will occur. If the anticipated restructuring and sale of the Bernal Division are not consummated, such events likely will have a material adverse effect on the business and financial condition of the Company.

In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through September 30, 1996, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France receivable ( approximately $1.7 million). To date, this amount has not been repaid.

The success of the Company's plans will continue to be impacted by its ability to achieve a satisfactory resolution of the product performance and warranty issues, timely deliveries, acceptance of the ACE system by the Bank of England and final acceptance of the SNOW press by Banque de France, the degree of international orders (which generally have less favorable cash flow terms and require letters of credit that reduce credit availability), improved terms of domestic orders, and timely implementation of cost reduction measures. While the Company believes it is making progress in these areas, there can be no assurance that the Company will be successful in these endeavors.

Backlog and Orders  The Company's backlog of unfilled orders at September 30,
------------------
1996 was approximately $27.9 million compared to $40.4 million at December 31, 1995, a decrease of (30.9%). The backlog decrease included $13.4 million of packaging and, $1.7 million of banknote related equipment, offset by an increase of $2.1 million of specialty web equipment and $0.6 million at the Company's French printing press repair and service company, as compared to year-end 1995. The backlog at September 30 in each of the preceding five years has ranged from a low of $40.3 million in 1991 to a high of $70.3 million in 1994.

The reduction in backlog is the result of a reduced order flow in late 1995 which has continued in 1996. Orders for the nine months ended September 30, 1996 were $43.1 million compared to $92.9 million for the comparable period in 1995, a decrease of $49.8 million while shipments decreased $50.4 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders and certain product performance issues. In addition, the Company's liquidity issues may also impact future order flow.

As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 5, 1990, Howard Lasker, as representative of an alleged class consisting of purchasers of the Company's common stock between October 18, 1989 and October 31, 1990 filed a lawsuit against the Company and certain officers and directors of the Company. The suit was certified as a class action in March 1992. The Company, its officers' and directors' liability insurance carrier, and the plaintiff negotiated a written settlement of the dispute which was approved by the court by order dated June 18, 1996. The settlement resulted in the dismissal of the litigation and the issuance to the class and the plaintiff's counsel of warrants to purchase 737,618 shares of Series A Common Stock of the Company at an exercise price of $2.672 per share. The aggregate value of the warrants ($700,000) was charged to the Company's earnings in June 1996, and the warrants were issued to the class and the plaintiff's counsel on October 31, 1996. (See Note 5 of Notes to Consolidated Condensed Financial Statements).

In addition, as a result of the Company's continuing liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that the Company, if named a defendant in such actions in the future, will be able to settle such claims in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

EXHIBIT
NUMBER   DOCUMENT DESCRIPTION
------   --------------------
  3.1    Second Amended and Restated Certificate of Incorporation of the
         Company. (1)
  3.2    Bylaws of the Company, as amended. (2)
  4.1    Specimen of Series A Common Stock Certificate. (3)
  4.2    Specimen of Series B Common Stock Certificate. (4)
  10.35 Warrant Agreement by and between the Company and American Stock Transfer & Trust Company dated October 31, 1996. *
  11.1   Computation of Net Income per Common Share. *
  27.1   Financial Data Schedule. *
_____________________________________________________

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



                                              STEVENS INTERNATIONAL, INC.

                                                  /s/  Paul I. Stevens

Date:  November 14, 1996                      By:
                                              Paul I. Stevens
                                              Chief Executive Officer
                                              and Acting Chief Financial Officer