Form 10-K
period 1996-12-31
STEVENS INTERNATIONAL INC
filed 1997-03-31
CIK 817644

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-9603

                               ----------------

                          STEVENS INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                                 75-2159407
   (STATE OF OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

        5500 AIRPORT FREEWAY                              76117
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,300,000 based upon the closing price of the registrant's Common Stock on such date, $0.75 and $2.50 per share for Series A and Series B stock, respectively, as reported by the American Stock Exchange. As of March 21, 1997, there were outstanding 7,339,468 shares of Series A stock and 2,110,634 shares of Series B stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statements for the annual meeting of stockholders of the Company to be held during 1997 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          STEVENS INTERNATIONAL, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                           PAGE
 --------------                                                           ----
 PART I
    Item 1.     Business................................................    3
    Item 2.     Properties..............................................   14
    Item 3.     Legal Proceedings.......................................   15
    Item 4.     Submission of Matters to Vote of Security Holders.......   15
 PART II
    Item 5.     Market for the Registrant's Common Stock and Related
                 Stockholders Matters...................................   16
    Item 6.     Selected Financial Data.................................   16
    Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   19
    Item 8.     Financial Statements and Supplementary Data.............   25
    Item 9.     Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................   46
 PART III
    Item 10.    Directors and Executive Officers of the Registrants.....   46
    Item 11.    Executive Compensation..................................   46
    Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management.............................................   46
    Item 13.    Certain Relationships and Related Transactions..........   46
 PART IV
    Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K...............................................   46

                                    PART I

ITEM 1. BUSINESS.

  Stevens International, Inc. (formerly Stevens Graphics Corporation) was incorporated in Delaware in November 1986. (All references to the "Company" or "Stevens" include Stevens International, Inc. and its subsidiaries and predecessors, unless the context otherwise requires.)

GENERAL

  Stevens designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and securities segments of the printing industry. The Company's technological and engineering capabilities allow it to combine the four major printing technologies in its systems. The Company combines its various types of equipment, including printing presses, platen die cutting equipment and delivery systems, into complete integrated systems, which are capable of providing finished products in a single press pass. These systems sell for prices ranging from $1 million to over $10 million. The Company also manufactures auxiliary and replacement parts and provides service for its equipment which represented 50%, 30% and 27% of the Company's net sales for 1996, 1995 and 1994, respectively. Stevens' equipment is used by its customers to produce hundreds of end-products, including food and beverage containers, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company has an installed base of more than 5,000 machines in over 50 countries.

  All of the Company's presses are "web-fed" presses, which print on paper or other substrate that is fed continuously from a roll (the "web"), as distinct from traditional "sheet-fed" presses, which print on pre-cut sheets of paper or other substrate. Although sheet-fed equipment is still dominant in the segments of the packaging industry and the banknote and securities segment of the printing industry that are served by the Company, the Company believes that significant opportunities exist to convert users of sheet-fed equipment to its web-fed packaging and printing systems because of the greater efficiencies inherent in the web-fed process.

OVERVIEW OF 1996

  The Company experienced a severe decrease in sales during 1996, which reflected a continuation of the slowdown in orders that the Company initially experienced in the fourth quarter of 1995. Orders fell to 48% of the previous year, primarily in the packaging systems and specialty web products divisions. While the decline in orders may be attributable to general economic conditions affecting the printing and packaging industry and related industry-wide purchase delays, the Company believes the decline in orders is primarily attributable to a loss of orders to its competition due in part to certain product performance issues and in part to liquidity problems faced by the Company. In response to the continued order slowdown, the Company implemented a restructuring plan which includes significant work force and cost reductions and the consolidation of certain facilities and operating functions. As part of the restructuring plan, and in an effort to cut costs and improve cash flow, the Company intends to improve its productivity by improving or eliminating certain product lines and consolidating manufacturing and assembly at its most productive facilities. In addition, the Company expects that a significant material cost reduction should result through standardized module designs, enabling more competitive procurement. The Company believes this restructuring plan will help in its efforts to return to profitability.

RESULTS OF OPERATIONS

  The Company experienced continuing operating losses throughout 1996, including a loss of $25.3 million or ($2.68) per share for the fourth quarter of 1996 on sales of $11.5 million; for the year the net loss was $34.2 million or ($3.62) per share on 1996 sales of $65.6 million. During the fourth quarter of 1996, the Company continued to experience a decrease in sales primarily in the packaging systems and specialty web product divisions. In addition, the Company continued to experience high product development costs related to a series of new products, including its banknote and securities operations. Further, the absorption of fixed costs over a lower volume of sales, an increased restructuring charge for continued reduction of personnel and consolidation of operating functions, changes in product mix and certain increased product performance and warranty expenses together with the recognition of a $3.5 million loss at the sale of its Bernal Division--all negatively impacted the Company's results of operations. Also, as previously reported, the Company continued to respond to product performance issues with respect to certain of these newer products which have negatively impacted the Company's liquidity, the collection of accounts receivable and the booking of new orders. While the Company believes it is making significant progress in resolving the product performance issues, they have not all been resolved.

DEFAULTS ON SENIOR AND SENIOR SUBORDINATED DEBT AGREEMENTS

  During 1996, the Company has been in default of certain covenants contained in its bank credit facility agreement and the agreement governing Stevens' Senior Subordinated Notes. The Company's liquidity difficulties and continuing losses required the Company to fully draw upon its bank credit facility and contributed to the failure to make a $3.6 million principal payment due June 30, 1996 to the holders of the Senior Subordinated Notes. In addition, the losses incurred by the Company in the third and fourth quarters of 1996 resulted in non-compliance with a debt coverage ratio in the Company's bank credit facility agreement and a net worth covenant in the agreement governing Stevens' Senior Subordinated Notes. The reduced liquidity has also impacted the Company's ability to make timely payment with respect to its accounts payable. As a result, the Company has experienced delays in its ability to obtain raw materials and inventory and has had difficulty obtaining new orders.

  As a result of negotiations with its bank and the holders of the Senior Subordinated Notes, the Company obtained a series of temporary default waivers through November 30, 1996. The Company modified its bank credit facility agreement in January 1997 providing for a $2 million principal payment and a bridge loan arrangement of the Company's bank indebtedness through May 1, 1997. To date, no permanent agreement has been reached with the Company's bank or the holders of the Senior Subordinated Notes. Accordingly, all of the Company's bank debt and the entire principal amount of the Senior Subordinated Notes, together with accrued and unpaid interest has been classified as a current liability at December 31, 1996. Pursuant to the terms of an intercreditor agreement entered into by the Company, the bank and the holders of the Senior Subordinated Notes, a standstill letter was issued by the bank on January 10, 1997 preventing any payments to the holders of the Senior Subordinated Notes for a 180 day period. Accordingly, the Company did not make its scheduled interest payment to the holders of the Senior Subordinated Notes due December 31, 1996.

SALE OF BERNAL DIVISION

  In March 1997, the Company consummated the sale of substantially all of the assets of its Bernal Division including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The sale price was approximately $20 million, which consisted of cash proceeds of approximately $15 million, and the purchaser's assumption of approximately $5 million of certain liabilities of Bernal including the accounts payable. This transaction resulted in a $12 million permanent reduction of the Company's senior debt. In 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes.

  Stevens experienced a loss of $3.5 million on the sale of Bernal assets which is reflected in the 1996 results of operations. This asset sale resulted in a tax charge of $1.2 million from a taxable gain due to the non-deductible Bernal goodwill expensed upon the sale of Bernal's technology.

RESTRUCTURING

  The Company is expanding its restructuring plan, first initiated in the second quarter of 1996, which it believes will help return the Company to a stable financial base. The plan includes:

  . adopting a marginally profitable 1997 annual plan with a positive cash flow and emphasizing the long-term stability of the Company;

  . aggressively reducing operating expenses to reflect reduced volume in an attempt to improve cash flow and profit margins;

  . the sale of the Bernal Division, (completed on March 18, 1997);

  . evaluating the potential sale of other operating units or asset groups;

  . re-examining product lines for competitiveness, to improve gross profit and to narrow corporate focus;

  . restructuring long-term debt to provide needed liquidity;

  . resolving field problems to allow collection of final amounts due;

  . converting inventory to cash; and

  . collecting money due from prior deliveries.

  The Company is consolidating its U.S. manufacturing operations by eliminating redundant operations at Hamilton, Ohio and elsewhere. The Company expects to lay-off 60% of the 250 employees who were employed in Ohio at December 31, 1996. The Company laid-off approximately 50% of the Company-wide work force during 1996.

  The Company expects the implementation of its restructuring plan to be completed during 1997 and to result in significant annual savings. The Company believes these adjustments should combine to improve its productivity, increase profit margins and help the Company to return to profitability and stability. The Company anticipates the restructuring, if successful, will help to restore its traditional competitive advantage and market position. The Company believes these fundamental requirements must be in place in order to re-build itself into a strong international business.

INDUSTRY OVERVIEW

  Stevens markets its systems to its customers in two distinct worldwide industries--the packaging industry and the printing industry. Although both the packaging and printing industries utilize printing in the manufacturing process, the printed products have significantly different applications. In the packaging industry, the printed product functions as the container for the end product, such as medical, food and beverage containers. In the printing industry, the printed product is the end product, such as direct mail inserts, postage stamps, banknotes and personal checks.

  The packaging industry consists of several large segments, some of which the Company does not serve. The Company's products are designed to serve the folding carton, and liquid packaging segments of the packaging industry. The printing industry also consists of several large segments in which the Company does not participate--including newspapers, periodicals and book publishing. The Company's products are designed to serve the commercial and specialty and banknote and securities segments of the printing industry.


  Economic Forecasts. The Company believes the printing and packaging industries are cyclical in nature, and that a portion of its decline in sales can be attributed to the current "softness" in the market. According to a leading industry trade association report (NPES Economic Forecast No. 37, dated November 1996) "Shipments of total printing equipment, which rose 1.8% in 1995, are expect to fall 0.7% this year, 1.1% in 1997, and 2.9% in 1998. The major factors leading to this continued decline are sluggish growth, excess capacity, and a further decline in industrial production in the printing and publishing industry."

  The forecast also states that "Shipments of sheet fed presses, [the Company's principal competition,] fell 2.1% last year (1995) and plunged almost 19% in the first half of 1996. This sharp decline is expected to continue in the second half, followed by a further drop of 9.6% in 1997 and a minuscule gain of 2.8% in 1998." Also, one of the major industry suppliers in reporting its 1996 third quarter net loss of $151 million on revenues of $142 million stated, "The graphic arts market continues to show continued reduction in levels of demand. This is apparently due to the consolidation now under way in the industry, and customer uncertainty stemming from rapidly changing technologies." (Yoav Chelouche, CEO, Scitex Digital Printing).

  The Company believes that, in the industry segments which it serves, in addition to the economic considerations cited above, several major market trends exist that are influencing the development and enhancement of packaging and printing equipment systems. These trends include an increasing emphasis on productivity, changing retailing practices--including greater market segmentation--and increasing environmental regulation.

  Productivity. Productivity in the printing industry (as measured by output per employee) is one of the lowest among major industries in the United States. The purchasers of packaging and printing equipment continue to seek methods of reducing per unit costs in response to increased labor and raw materials costs, such as paper and paperboard. As a result, purchasers of packaging and printing equipment want to improve efficiency by reducing inventories, "in process" production time, waste and labor costs. Purchasers, therefore, are demanding more versatile equipment including integrated systems capable of running at high speeds and producing finished product in a single press pass. The Company believes its web systems technology meets these demands for higher productivity.

  Retailing Practices. Retail shelf space is becoming increasingly expensive and scarce. In order to more effectively utilize shelf space, consumer product manufacturers are placing greater emphasis on the appearance of the package as a selling tool for the product. As a result, purchasers of packaging and printing equipment are being required by their customers to produce packaging with improved graphics through an increased number of colors, improved color quality and application of color enhancing coatings. These requirements have increased the complexity of the packaging and printing processes. The Company believes its products provide a production solution to these requirements.

  Market Segmentation. Market segmentation, or target marketing, where products are marketed to specific geographic areas or demographic groups, has resulted in increased product and packaging variety and an increased demand for distinct packaging and more specialized printing. In response to this trend, which has resulted in shorter press runs, purchasers of packaging and printing equipment systems are demanding greater system flexibility and automation to permit quick and less expensive change-over from one product run to another. The Company believes its technology has distinct advantages in meeting these demands.

  Environmental Regulation. Increasingly stringent environmental laws, rules and regulations, both domestically and internationally, have caused purchasers of packaging and printing equipment to focus on consumables, printing inks, coatings and chemicals used for platemaking and equipment maintenance which are environmentally safer. As a result, purchasers of packaging and printing equipment are increasingly seeking ecologically-friendly processes such as the use of flexographic printing with water based inks. The Company is an industry leader in advanced flexo technology.

BUSINESS STRATEGY

  The Company's objective is to rebuild the Company into a strong international business as a manufacturer of packaging and printing systems through its strategy of providing complete systems solutions to its customers. The principal elements of this strategy include the following:

  Technological Leadership. The Company believes that it is a technological leader in the development of packaging and printing equipment systems. The Company demonstrates its technological leadership through its research and development efforts and new product introductions. The Company works closely with manufacturers of related consumables, i.e., printing plates, anilox rolls, inks, paper and similar products, to create new product enhancements. In 1996, 1995 and 1994, the Company's gross expenditures for research and product development (including customer funded projects) have exceeded 5% of net sales. This included the introduction of the System 2000 and 9000 series flexographic and rotogravure printing press systems and improved high-speed platen die cutting equipment. In 1996, product development costs incurred on these and other new products exceeded $15 million.

  Also, in the banknote and securities industry during the first quarter of 1997, two lines of the Company's first production model single-note-on-web ("SNOW") banknote printing system became operational at Banque de France. SNOW is the only complete banknote printing system in the world, producing banknotes that are printed in the intaglio-offset combination on both sides, examined, sorted and banded for shipping in a single press pass. Of equal importance, the Company's Automatic Currency Examination ("ACE") System is expected to become operational at the Bank of England in the near future. The Company believes the acceptances of these state-of-the-art technologies--SNOW and ACE--should enhance its efforts to increase the penetration of these principal markets where it has received indications of interest from several central banks.

  Integrated Systems. The Company provides fully integrated web-fed packaging and printing systems which are capable of producing a finished product by taking paper or other substrate through one continuous, uninterrupted process. The Company works closely with its customers in the design and development of its integrated systems to meet their specific manufacturing needs. For many of its customers, the Company is a single-source supplier of their packaging and printing systems. The Company has the technological and engineering expertise to combine any of the four major printing methods (offset, flexography, rotogravure and intaglio) together with die cutters and creasers and product delivery systems into a single system. The Company believes that its ability to provide customized systems solutions provides it with an unusual competitive advantage over other packaging and printing equipment manufacturers.

  Conversion to Web-Fed Systems. The Company believes that, because of the increased productivity inherent in the web-fed process, significant opportunities exist to convert users of sheet-fed equipment over to web-fed systems in the segments of the packaging and printing industries that it serves. While web-fed equipment has been successfully utilized for many years in some segments of the printing industry which the Company does not serve (including newspapers and periodicals), sheet-fed equipment is predominant in the folding carton segment of the packaging industry and the banknote and securities segment of the printing industry.

  International Marketing. The Company plans to continue its international marketing efforts in order to capitalize on growth opportunities developing in Asia and in Eastern Europe for packaging and printing systems and to further geographically diversify its sales base. In the past several years, the Company has taken a number of initiatives to strengthen its international marketing efforts. In 1991, the Company established a European sales subsidiary and in 1995 acquired a European repair and service company (see "Marketing") to fill an important need and to better service products installed in Europe. In addition, the Company has continued to use sales agents in order to market its products internationally.

PRODUCT DEVELOPMENT COSTS

  During 1996, the Company experienced high product development costs related to a series of new products, as well as increased product performance and warranty expenses. Continuing product development costs related to a series of new products in 1995 and 1996 resulted in an aggregate expense of approximately $15 million during 1996. Because of these high product development costs, the Company believes the development of its latest products (the System 2000 flexographic press, the System 9000 rotogravure press, the prototype Series 1500 and perfecter presses, and the Automatic Currency Examination (ACE) system for high-speed banknote inspection) represents the future of the Company and befits its vision to be a technology leader in its industry.

  Although some product performance issues with the Company's new machines negatively impacted collection of accounts receivable and the booking of new orders, the Company believes that significant progress is being made regarding the resolution of these issues and in solving field problems. As these field problems are resolved, the Company anticipates it will have a beneficial effect on its cash flow and potential new orders.

PRODUCTS

  The Company markets a broad range of packaging and printing equipment systems to the packaging industry and the specialty/commercial and banknote and securities segments of the printing industry. The

Company's complete systems integrate a variety of its equipment, including printing presses, die cutters and creasers and product delivery systems. The Company also sells system components independently of complete systems. The components of these systems include:

  Printing Presses. The Company offers all four major printing processes on a worldwide basis for its web-fed packaging and printing systems including flexographic, offset lithographic, rotogravure and intaglio printing and in combinations. Flexography, which historically was well suited for printing large areas of solid color, is typically the least expensive printing process. However, with Stevens' technological advances, certain System 2000s are capable of printing quality that rivals offset lithography, at much lower costs. Offset lithography, which is the most widely used printing process, is a process that until now has typically provided a higher quality printed product than flexography. Rotogravure, which uses etched cylinders in the printing process, is a higher quality, more expensive process than either flexography or offset lithography. Intaglio printing, which is the most technologically complex and expensive printing process, utilizes engraved plates and applies ink under extreme pressure to print banknotes and other security documents.

  Die Cutters and Creasers. The Company manufactures and markets platen die cutters and creasers that it believes perform faster and more reliably than other similar systems. The Company believes that it also offers, through a preferential OEM agreement, the broadest array of rotary cutting products and technology in the packaging and printing industries, which are now the preferred cutting and creasing system for several of the largest liquid packaging producers.

  Product Delivery Systems. The Company manufactures a number of high-speed product delivery systems such as stackers, collators, strippers, belt askews and delivery tables. These product delivery systems perform a number of automated tasks as the final product exits the printing press. With certain of the Company's competitors, the speed of the product delivery system can limit the throughput and productivity of packaging and printing equipment systems.

  Auxiliary Equipment, Parts and Customer Service. The Company manufactures auxiliary equipment and replacement parts and provides service for its presses, collators and die cutters. During 1996, 1995 and 1994, 50%, 30% and 27%, respectively, of the Company's net sales, were attributable to auxiliary equipment, parts and service. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing, such as punching, perforating and folding. Auxiliary equipment also includes print towers to add additional colors and additional collating stations.

  Customer Service. The Company provides a customer service program including product services and support through trained Company and dealer service representatives. Product services include installation, field repairs, routine maintenance, replacement and repair parts, operator training and technical consulting services. Parts can be delivered the same day or overnight in North America, and within 24-48 hours worldwide. Product services and support programs also are designed to promote the sale of auxiliary equipment.

MARKETING

  The Company primarily markets its products domestically through direct sales engineers and managers and internationally through its agent network. In 1990, the Company opened a sales and service office in France to better serve its European customers. In 1995, the Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), to acquire a European printing press repair and service company. SSMI not only enables the Company to provide better service to its European customers, but it also operates as an on-going business. The Company's traditional marketing efforts include advertising, participating in major domestic and international trade shows and customer symposiums, and conducting periodic product maintenance seminars. The Company also conducts market research and analyses to reveal and study trends in addition to actively participating in various trade associations.

CUSTOMERS

  The Company's customers include packaging companies, printing companies, paper companies, check printers, business forms companies and central bank and private banknote and securities printers.

COMPETITION

  The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in its selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst, S.A., Komori-Chambon, Goebel and Cerutti. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment such as Koening and Bauer-Albert Frankenthal (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The banknote and securities markets are predominately served by sheet-fed equipment made by Koenig and Bauer-Albert Frankenthal (KBA) and marketed by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery.

RESEARCH AND DEVELOPMENT

  In addition to Company sponsored development programs, projects are funded in varying amounts by customers who are in need of specialized equipment or processes. Research and product development costs are charged to operations as incurred and the total of gross expenditures (including customer-funded projects) has exceeded 5% of net sales in recent years.

EMPLOYEES

  As of March 21, 1997, the Company had approximately 290 employees. Approximately 38% of the Company's employees are covered by a separate collective bargaining agreement that expires in December 1997. The Company believes that its employee relations have suffered because of the mass lay-offs that have occurred in 1996 and 1997. The Company has not experienced any strike or material work stoppage since a seven-week strike at its Hamilton, Ohio facilities in the fourth quarter of 1990.

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

  The absolute value of the backlog varies with the amount of percentage of completion revenue recognized in any one period. This value can fluctuate since the Company experiences an average six to nine month period between the booking of the order and its final shipment. The Company's backlog of unfilled orders as of December 31, 1996 was approximately $20.7 million (excluding the Bernal Division) compared to $32.6 million at December 31, 1995 (excluding the Bernal Division), a decrease of 36.5%. The backlog included a decrease of $9.3 million in packaging, a decrease of $1.6 million in banknote and security related equipment and $1.1 million in specialty/commercial orders. The current decline in backlog is the result of a significant decline in orders. While this decline may be attributable to general economic conditions affecting the printing and packaging industry and related industry-wide purchase delays, the Company believes the decline in orders is primarily attributable to a loss of orders to its competition due in part to certain product performance issues and in part to liquidity problems faced by the Company. Although the Company believes that it is making significant progress in resolving these performance issues, they have not all been resolved.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

NAME                     AGE           PRINCIPAL POSITION WITH THE COMPANY
----                     ---           -----------------------------------
Paul I. Stevens.........  82 Chairman of the Board, Chief Executive Officer and
                              Director
Richard I. Stevens......  58 President, Chief Operating Officer and Director
Hans W. Kossler.........  56 Senior Vice President, Operations
Constance I. Stevens....  53 Vice President--Administration, Assistant Secretary and
                              Director
William A. Kist.........  50 Vice President and Corporate Controller
George A.
 Wiederaenders..........  55 Vice President, Treasurer and Chief Accounting Officer

  Paul I. Stevens founded the Company in 1965. He has served the Company as Chairman of the Board and Chief Executive Officer since its inception. In 1974, Mr. Stevens founded Stevens Industries, Inc., a family-owned holding company that is an affiliate of the Company and of which he is the controlling stockholder. Mr. Stevens is the father of Richard I. Stevens and Constance I. Stevens.

  Richard I. Stevens is President, Chief Operating Officer and a director of the Company and has served in each of these capacities for at least five years. From May 1992 to December 1993, Mr. Stevens served as President and General Manager of the Company's Hamilton Division. He joined the Company in 1965 and became President in 1969. In 1973 he was elected to the Board of Directors. Mr. Stevens is active in industry professional associations. He has been a director of The Association for Suppliers of Printing and Publishing Technologies (NPES) since 1982. In October 1995, Mr. Stevens was elected Chairman of the Board of NPES for a two-year term. Mr. Stevens is the son of Paul I. Stevens.

  Hans W. Kossler has served the Company as Senior Vice President--Operations since May 1996. From December 1995 to May 1996 he served the Company as Vice President--Manufacturing after joining the Company in October 1995 as Manufacturing Assistant to the President. From January 1994 to October 1995, Mr. Kossler served North American Consulting as a Managing Partner. From August 1989 to January 1994, he served Gemini Consulting, Inc. as a Senior Consultant. Prior to this, from August 1979 to August 1989, Mr. Kossler served Bell Helicopter-Textron in several capacities, including Production Manager for the V-22 Osprey Project.

  Constance I. Stevens has served as a director of the Company since April 1987. Ms. Stevens has served as Vice President--Administration and Assistant Secretary to the Company since July 1995. From July 1989 to July 1995, Ms. Stevens served as the President of a project management consulting firm in Carmel, California. From May 1980 until July 1989, Ms. Stevens served as the managing partner of Merritt Associates of Carmel, California, an architectural design and real estate development firm. Ms. Stevens is the daughter of Paul
I. Stevens.

  William A. Kist has served the Company as its Vice President and Corporate Controller since May 1996. He has been a Vice President of the Company since July 1993 and served as Controller from August 1989 to July 1993. Mr. Kist joined Hamilton in 1975. In April 1977, he became the Controller and Chief Financial Officer of Hamilton, and in April 1985, he became its Vice President--Finance. He has also served as Hamilton's Assistant Treasurer from 1987 to 1990. From 1969 to 1975, Mr. Kist was employed by Arthur Young & Company in Cincinnati, Ohio in the auditing and business consulting areas.

  George A. Wiederaenders has served as Vice President, Treasurer and Chief Accounting Officer since May 1996. He has been Chief Accounting Officer of the Company since July 1993, was Treasurer of the Company from September 1987 to August 1993 and had served Stevens as it Vice President--Finance from December 1985 to April 1988. From January 1981 to December 1985, Mr. Wiederaenders was Executive Vice President and Treasurer of Manufactured Energy Products, Inc., a manufacturer of wireline trucks and skids for oilfield exploration. Mr. Wiederaenders served in various capacities with the public accounting firm of Coopers &

Lybrand in Texas from 1967 to 1978, including general practice audit partner from 1976 to 1978 and managing partner of the Austin, Texas office from June 1977 to 1978.

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

  Liquidity Concerns. The Company's viability as a going concern is dependent upon the restructuring of its operations and its obligations to the senior and senior subordinated lenders, and, ultimately, a return to profitability. There is a negative working capital of $11.5 million at December 31, 1996, and negative cash flows from operating activities (before working capital changes) of $31.1 million for 1996. Negative cash flows from operating activities and other commitments are anticipated to continue in the first half of 1997. The Company was successful in its sale of substantially all assets of its Bernal Division in March 1997 (see Note C of Notes to the Consolidated Financial Statements). The cash generated from this sale enabled a $12 million permanent reduction in the Company's bank credit facility. In addition, the Company is contemplating additional asset sales to further reduce its indebtedness.

  There can be no assurance that the Company's restructuring efforts will be successful, or that the Company's bank or the holders of the Senior Subordinated Notes, who hold first and second liens on all assets of the Company, will agree to restructured obligations consistent with the Company's anticipated cash availability. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of its agreement with its bank and the agreement with the holders of its Senior Subordinated Notes, the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful it its efforts, it may continue to be unable to meet its obligations or fulfill the covenants in its debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

  Competition. The packaging and printing equipment industry is highly competitive, and many of the industry participants possess greater management, financial and other resources than those possessed by the Company. The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst S.A., Komori-Chambon, Goebel and Cerutti. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment, such as Koenig and Bauer-Albert Frankenthal (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The security and banknote markets are predominately served by sheet-fed equipment marketed by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery. The Company has recently experienced difficulties in meeting customers specifications in manufacturing certain new products, including certain System 2000 presses. The Company believes these difficulties have hampered its marketing and accounts receivable collection efforts. The Company is working diligently to satisfy customer expectations as soon as practicable.

  Economic Downturn. Sales of the Company's packaging and printing products may be adversely affected by general economic and industry conditions and downturns, and particularly by the price of paper and paperboard. The Company's business and results of operations may be adversely affected by inflation, interest rates, unemployment, paper prices, and other general economic conditions reflecting a downturn in the economy, which may cause customers to defer or delay capital expenditure decisions. The Company incurred significant losses in 1996 of $34.2 million and in 1990 and 1991 of $7.8 and $13.5 million, respectively; these losses were caused by many factors, including a continuation of the slowdown in its customers' orders that the Company initially experienced in the fourth quarter of 1995; changing printing technology that affected demand for the Company's business forms printing systems, which prior to 1990 represented a substantial portion of the Company's revenues, and by a general economic downturn which impacted or delayed capital expenditure decisions by its customers. Sales of business forms and specialty web printing press systems have historically been subject to cyclical variation based upon specific and general economic conditions, and there can be no assurance that the Company will maintain profitability during downturns.

  Technological Advances in the Printing Industry. The packaging and printing industry has experienced many technological advances over the last decade, and the Company expects such advances to continue. Packaging and printing companies generally want more efficient packaging and printing press systems in order to reduce inventories, "in process" production time, waste and labor costs. These technological advancements could result in the development of additional competition for all or a portion of the Company's products and could adversely affect the competitive position of the Company's products. Although the Company has rights in a significant number of issued patents in the United States and elsewhere, management believes that patent protection is less significant to the Company's competitive position than certain other factors. These factors include the Company's in-depth knowledge of the industry and the skills, know-how and technological expertise of the Company's personnel.

  Dependence Upon New Technologies and Product Development. Technological leadership, enhanced by the introduction and development of new products, is an important objective of the Company's business strategy. In accordance with this business strategy, the Company's newly developed products were a significant factor in the Company's growth in 1994 and 1995. In the last three fiscal years, the Company's gross expenditures for research and product development exceeded 5% of net sales. The Company believes that its continued success will be dependent, in part, upon its ability to develop, introduce and market new products and enhancements. Many difficulties and delays are encountered in connection with the development of new technologies and related products. The Company experienced some product performance issues related to new products in 1995 and 1996 which contributed to the slowness in orders experienced in the fourth quarter of 1995 and in 1996. There can be no assurance, therefore, that the Company will be able to continue to design, develop and introduce new products that will meet with market acceptance.

  International Business Risks. In 1996 and 1995, international sales represented 34.5% and 26.2% of net sales, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's international orders are denominated in United States dollars, some orders are denominated in foreign currencies and, accordingly, the Company's business and results of operations may be affected by fluctuations in interest and currency exchange rates. Fluctuations in foreign currencies may also affect the Company's foreign sales, and, since many of the Company's competitors are foreign, fluctuations in foreign currencies may also affect the Company's competitive position in the United States markets. The Company periodically enters into foreign exchange contracts to hedge the risk that eventual net cash flows will be adversely affected by changes in exchange rates. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

  Manufacturing Risks and Availability of Raw Materials. Disruption of operations at any of the Company's primary manufacturing facilities or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate manufacturing capacity would be available, or if available, that it could be obtained on favorable terms or on a timely basis. The principal raw materials used in the manufacturing of printing press systems are high grade steel and alloys used in the making of gears, rollers and side frames. Steel is in very available supply throughout the world.

  Impact of Accounting Methods and Estimates Upon Quarterly Earnings. The Company derives the majority of its revenues from the sale of packaging and printing press systems, with prices for each system and most orders ranging from $1 million to over $10 million. The Company's policy is to record revenues and earnings for orders in excess of $1 million on the percentage of completion basis of accounting, while revenues for orders of less than $1 million are recognized upon shipment or when completed units are accepted by the customer. The percentage of completion method of accounting recognizes revenues and earnings over the build cycle of the press system as work is being performed based upon the cost incurred to date versus total estimated contract cost and management's estimate of the overall profit in each order. In the event that the Company determines it will experience a loss on an order, the entire amount of the loss is charged to operations in the period that the loss is identified. The Company believes that the percentage of completion method of accounting properly reflects the earnings process for major orders. The informed management judgments inherent in this accounting method may cause fluctuations within a given accounting period, which could be significant. During each accounting period, other management assessments include estimates of warranty expense, allowances for losses on trade receivables and many other similar informed judgments.

  Litigation. The Company, its officers and directors liability insurance carrier and the plaintiff of a class action lawsuit negotiated a written settlement of the dispute which was approved by the court by order dated June 18, 1996. The settlement resulted in the dismissal of the litigation and the issuance to the class and the plaintiff's counsel of warrants to purchase Series A Common Stock of the Company. Also, as a result of the Company's continuous liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that all of the actions can be settled, or if named a defendant in such actions in the future, the Company will be able to settle such claims in the future. In addition, the Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition. See "Legal Proceedings."

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

  Control by Principal Stockholders. As of March 21, 1997, Paul I. Stevens, Stevens Industries, Inc. and members of the immediate family of Paul I. Stevens beneficially own approximately 14% and 89% of the outstanding Series A and Series B Common Stock of the Company, respectively, representing 69.7% of the combined voting power. As a result, the Stevens family alone is able to elect a majority of the Board of Directors and otherwise continue to influence the direction and policies of the Company and the outcome of any other matter requiring shareholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and, together with others, to prevent or cause a change in control of the Company.

  Volatility of Stock Price. The Company's Series A Common Stock market price has ranged from a high of $19 5/8 per share in the first quarter of 1990 to a low of $ 9/16 per share in the first quarter of 1997. The market price of the Company's Series A Common Stock may be subject to substantial fluctuations related to the announcement of financial results, new product introductions, new orders or order cancellations by the Company or by its competitors or by announcements of other matters related to the Company's business. In addition, there can be no assurance that the price of the Series A Common Stock will not fluctuate in the future due to a multiplicity of factors outside of the Company's control. These factors include general economic and stock market conditions, investor perceptions and mood swings, levels of interest rates and the value of the dollar.

  Dependence On Key Personnel. The Company's success depends, to a significant extent, on the Company's Chairman of the Board and Chief Executive Officer, Paul I. Stevens, on its President and Chief Operating Officer, Richard I. Stevens and on other members of its senior management. The loss of the services of Paul or Richard Stevens, or any of its other key employees, could have a material adverse effect on the Company. The Company maintains a key man life insurance policy on Paul I. Stevens in the amount of $2,000,000. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

  Rapid Growth and Decline of Revenues. The Company's annual revenue growth rate which was 19.5% in fiscal 1994 (exclusive of the discontinued Post operations), accelerated to 30.4% in fiscal 1995 and decreased by 52.5% in fiscal 1996. The growth was largely attributable to the development and sale of new products. In light of this growth, the Company increased the amount of expenditures on its research and development programs, particularly in conjunction with the development of these new products. The Company continued to incur substantial expenditures in 1996 which has been due, in large part, to certain product performance issues related to the new products. These performance issues also severely impacted the Company's liquidity, necessitating large lay offs of personnel, a restructuring of operations to lower operating levels, and consolidation of functions and facilities. In addition, the Company has reduced capital expenditures and implemented certain other cost reduction measures.

ITEM 2. PROPERTIES.

  The following are the locations of the Company's executive and principal manufacturing and research facilities. In addition, the Company leases a small sales office in Europe on a month-to-month basis. The Company believes its facilities are adequate for its present needs.

                                                                     APPROX. OWNED OR
LOCATION                 USE                                         SQ. FT.  LEASED
--------                 ---                                         ------- --------
Fort Worth, Texas....... Executive Offices                            12,400  Leased
Hamilton, Ohio.......... Research facilities and manufacturing of    252,000  Owned
                          printing presses and collators,
                          administration offices and sales
                          facilities
New Berlin, Wisconsin... Research facilities and manufacturing of     67,000  Owned
                          printing presses and reciprocating cutter-
                          creasers, administration offices and sales
                          facilities
Fort Worth, Texas....... Manufacturing facility and administration    74,000  Owned
                          offices
Villers sous St. Leu,
 France................. Repair and service facility and              13,000  Owned
                          administration offices

  See notes F, K and M of the notes to consolidated financial statements of the Company for information relating to property, plant and equipment and leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS.

  In 1997, the Company filed a suit seeking damages and injunctive relief against Paul W. Bergland, a former vice-president, for, among other things, theft of trade secrets, fraud, breach of contract, and breach of a confidential relationship. Discovery is ongoing. On March 3, 1997, Bergland filed his original answer and a counterclaim. ConverTek, Inc., a corporation in which Bergland claims an ownership interest, has joined the suit as a counterclaimant against the Company. The counterclaim alleges claims for defamation, tortious interference with prospective business relationships and breach of contract. It also seeks a declaratory judgment declaring that the confidential information agreement and agreement not to compete signed by Bergland are unenforceable. The Company denies all liability and intends to prosecute its claims and defend the counterclaims vigorously.

  In addition, as a result of the Company's continuing liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that all of these actions can be settled or that the Company, if named a defendant in such actions in the future, will be able to settle such claims in the future.

  In February 1990, the Environmental Protection Agency ("EPA") issued a Notice of Potential Liability and Request for Participation in Cleanup Activities to approximately 60 parties, including Post Machinery Company, Inc., a subsidiary of the Company, in relation to the disposition of certain substances that could be characterized as "hazardous wastes" which purportedly were taken to the Coakley Landfill Site ("Coakley Site") in North Hampton, New Hampshire prior to 1982. A committee representing the potentially responsible parties ("PRPs") negotiated a settlement in the form of consent decrees (the "Consent Decrees") with EPA and the State of New Hampshire covering the closure and capping of the Coakley Site. The PRPs also agreed that certain of the PRPs, including Post, would no longer be obligated to participate in the cleanup at the Coakley Site in return for a contribution of a fixed amount into escrow, and such PRPs would be indemnified by certain of the remaining PRPs from further liability under the EPA's current action. Post contributed $86,719 under this agreement. EPA is currently conducting an investigation of ground water conditions under a wetlands area adjacent to the site. EPA has not given notice to any parties of potential liability for ground water under the wetlands. There can be no assurances that no further claims will be brought related to the Coakley Site, or sites affected by contamination from the Coakley Site, or that any claims which might be brought would be covered by the Consent Decrees or the agreement described above. In connection with the aforementioned environmental claim, the Company was indemnified and reimbursed by Post's predecessor, PXL Holdings Corporation, for its costs in connection with the Coakley matter.

  No assurance can be given regarding the outcome of any pending case; however, a negative outcome in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

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

                                                   SERIES A         SERIES B
                                                 COMMON STOCK     COMMON STOCK
                                               ----------------- --------------
                                                 HIGH     LOW     HIGH    LOW
                                               -------- -------- ------- ------
Year Ended December 31, 1995:
  First Quarter............................... $8 1/8   $6 3/4   $8 3/8  $7 1/2
  Second Quarter..............................  7 13/16  6        8       6 5/8
  Third Quarter...............................  8 1/8    6        8 1/16  7
  Fourth Quarter..............................  8        3 15/16  7 7/8   4 1/8
Year Ending December 31, 1996:
  First Quarter............................... $4 3/8   $2 7/8   $4 1/4  $3 1/4
  Second Quarter..............................  2 15/16  2 1/4    3 1/4   2 1/8
  Third Quarter...............................  2 1/2    1 1/2    3       2
  Fourth Quarter..............................  2 3/4    1 1/4    3 3/8   2 1/2
First Quarter 1997 (through March 21, 1997)...  1 3/4      9/16   2 7/8   1 3/4

  As of March 21, 1997, approximately 7,339,000 shares of the Series A Common Stock were outstanding and held by approximately 201 holders of record, and 2,110,600 shares of the Series B Common Stock were outstanding and held by approximately 69 holders of record.

  The Company has not paid cash dividends on its capital stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's capital stock in the foreseeable future. If, however, cash dividends are paid, such dividends will be paid equally to holders of the Series A Common Stock and the Series B Common Stock on a share-for-share basis. See Note P of notes to the consolidated financial statements. In addition, the Company's current credit facility restricts the Company's ability to pay dividends. For a discussion of restrictions of the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

  The following tables set forth selected historical financial information for the indicated periods for the Company. The historical information is derived from the Consolidated Financial Statements of the Company.

  The Company's twelve-month pre-tax loss of $41.2 million was primarily due to the changes in operations necessitated from the $73.5 million (or 52.8%) decrease in sales from 1995 to 1996. In addition, this drop in sales was combined with the following factors, all of which materially impacted the 1996 operating results: product development costs charged to cost of sales of $15.1 million; warranty costs incurred of $5.5 million; provision for bad debts of $4.0 million; loss on sale of Bernal Division net assets of $3.5 million; a restructuring charge of $1.3 million; Lasker warrants expense of $0.7 million; pension expense of $1.2 million; and the reduction of other selling, general and administrative costs by $2 million.

  In March 1997, the Company consummated the sale of substantially all of the assets of its Bernal Division including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The sale price was approximately $20 million, which consisted of cash proceeds of approximately $15 million, and the purchaser's assumption of approximately $5 million of certain liabilities of Bernal including the accounts payable. This transaction resulted in a $12 million permanent reduction of the Company's senior debt. In 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes.

  Stevens experienced a loss of $3.5 million on the sale of Bernal assets which is reflected in the 1996 results of operations. This asset sale resulted in a tax charge of $1.2 million from a taxable gain due to the non-deductible Bernal goodwill expensed upon the sale of Bernal's technology.

                        SELECTED FINANCIAL INFORMATION

                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1996      1995      1994      1993     1992
                                --------  --------  --------  --------  -------
Net sales.....................  $ 65,659  $139,181  $106,694  $103,762  $84,160
Cost of sales.................    74,243   108,307    81,009    79,476   67,131
                                --------  --------  --------  --------  -------
Gross profit (loss)...........    (8,584)   30,874    25,685    24,286   17,029
Selling, general and
 administrative expense.......    22,485    21,437    17,211    17,477   16,089
Restructuring Charge(3).......     1,300       --        --        --       --
Loss on sale of Bernal
 assets.......................     3,472       --        --        --       --
                                --------  --------  --------  --------  -------
Operating income (loss).......   (35,841)    9,437     8,474     6,809      940
Other income (expense)........    (5,379)   (3,478)   (4,139)   (3,940)  (5,647)
                                --------  --------  --------  --------  -------
  Income (loss) before income
   taxes, extraordinary items
   and cumulative effect of
   accounting change..........   (41,220)    5,959     4,335     2,869   (4,707)
Income tax (expense) benefit..     7,000    (1,660)   (1,908)   (2,098)   1,525
                                --------  --------  --------  --------  -------
  Income (loss) before
   extraordinary items and
   cumulative effect of
   accounting change..........   (34,220)    4,299     2,427       771   (3,182)
Extraordinary items(2)........       --        --        (85)      --     4,033
Cumulative effect of change in
 method of accounting for
 income taxes(1)..............       --        --        --        412      --
                                --------  --------  --------  --------  -------
    Net income (loss).........  $(34,220) $  4,299  $  2,342  $  1,183  $   851
                                ========  ========  ========  ========  =======
Income (loss) per common share
 before extraordinary items
 and cumulative effect of
 accounting change............  $  (3.62) $   0.45  $   0.26  $   0.08  $ (0.36)
Extraordinary items per common
 share(2).....................       --        --      (0.01)      --      0.45
Cumulative effect of
 accounting change per common
 share(1).....................       --        --        --       0.05      --
                                --------  --------  --------  --------  -------
    Net income (loss) per
     common share.............  $  (3.62) $   0.45  $   0.25  $   0.13  $  0.09
                                ========  ========  ========  ========  =======
Weighted average shares
 outstanding..................     9,451     9,553     9,256     9,129    9,017
                                ========  ========  ========  ========  =======

                              BALANCE SHEET DATA
                                (IN THOUSANDS)

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1996      1995    1994     1993     1992
                                   --------  -------- ------- -------- --------
Cash and temporary investments.... $  3,338  $    814 $ 1,473 $  3,768 $ 10,507
Working capital (deficit).........  (11,476)   38,127  16,692   16,737   25,546
Total assets......................   77,417   117,647  94,041  106,147  108,548
Long-term debt....................      113    33,470  15,308   21,567   41,759
Total stockholders' equity........   10,896    45,372  40,965   36,520   35,782

--------
(1) Beginning January 1, 1993, income taxes were determined in accordance with SFAS No. 109. Accordingly, the cumulative effect of this accounting change in 1993 was a benefit of $412,000.
(2) Gain on involuntary conversion of assets in the 1992 Bernal fire and resulting benefit of utilization of a net operating loss for income taxes. Debt extinguishment costs incurred in 1994 related to the refinancing of long-term debt. See Note I of Notes to the Consolidated Financial Statements of the Company.
(3) The restructuring charge reflected certain of the estimated costs of a restructuring plan which included closing some facilities, combinations of operating units, major personnel reassignments, reductions in number of employees, and severance compensation. The plan was designed to bring the Company's operating costs in line with the current order rates and the recession in the capital goods industry. The cash outlay in 1996 and 1997 for this restructuring was approximately equal to the restructuring charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Stevens derives its revenues from the sale of packaging and printing equipment systems and related equipment to customers in the packaging industry and the specialty/commercial and security and banknote segments of the printing industry. The Company's net sales have fluctuated from a high of $139.2 million in 1995 to a low of $65.7 million in 1996.

  The Company experienced a severe decrease in sales during 1996, which reflected a continuation of the slowdown in its customers' orders that the Company initially experienced in the fourth quarter of 1995. Orders fell to 48% of the previous year, primarily in the packaging systems and specialty web products divisions. While the decline in orders may be attributable to general economic conditions affecting the printing and packaging industry and related industry-wide purchase delays, the Company believes the decline in orders is primarily attributable to a loss of orders to its competition due in part to product performance issues and in part to liquidity problems faced by the Company. In response to the continued order slowdown, the Company implemented significant work force and cost reductions and consolidated certain facilities and operating functions, which necessitated $1.3 million in restructuring charges.

  The Company experienced continuing operating losses throughout 1996, including a loss of $25.3 million or ($2.68) per share for the fourth quarter of 1996 on sales of $11.5 million; for the year the net loss was $34.2 million or ($3.62) per share on 1996 sales of $65.6 million.

  During the fourth quarter of 1996, the Company evaluated its operations and ability to realize asset values in light of its liquidity difficulties, the expiration of waivers from its bank and the holders of its Senior Subordinated Notes on November 30, 1996, and its deficit in working capital. The Company continued to experience a decrease in sales primarily in the packaging systems and specialty web product divisions. In addition, the Company continued to experience high product development costs related to a series of new products, including its banknote and securities operations. The absorption of fixed costs over a lower volume of sales, an increased restructuring charge for continued reduction of personnel and consolidation of operating functions, changes in product mix and certain increased product performance and warranty expenses and the recognition of a $3.5 million loss on the sale of its Bernal Division all negatively impacted the Company's results of operations. The Company continued to respond to product performance issues with respect to certain of these newer products which have negatively impacted the Company's liquidity, the collection of accounts receivable and the booking of new orders. Although the Company believes it is making significant progress in resolving the product performance issues, they have not all been resolved.

  The Company's viability as a going concern is dependent upon the restructuring of its operations and its obligations to the senior and senior subordinated lenders, and, ultimately, a return to profitability. There is a negative working capital of $11.5 million at December 31, 1996, and negative cash flows from operating activities (before working capital changes) of $31.1 million for 1996. Negative cash flows from operating activities and other commitments are anticipated to continue in the first half of 1997. The Company was successful in its sale of substantially all assets of its Bernal Division in March 1997 (see Note C of Notes to the Consolidated Financial Statements). The cash generated from this sale enabled a $12 million permanent reduction in the Company's bank credit facility. In addition, the Company is contemplating additional asset sales to further reduce its indebtedness.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain income statement data as percentages of net sales:

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                 1996    1995    1994    1993
                                                ------  ------  ------  ------
Net sales...................................... 100.0%  100.0%  100.0%  100.0%
Cost of sales.................................. 113.1%   77.8%   75.9%   76.6%
                                                ------  ------  ------  ------
Gross profit (loss)............................ (13.1%)  22.2%   24.1%   23.4%
Selling, general and administrative expenses...  34.2%   15.4%   16.1%   16.8%
Restructuring charge...........................   2.0%     --      --      --
Loss on sale of Bernal assets..................   5.3%     --      --      --
                                                ------  ------  ------  ------
Operating income (loss)........................ (54.6%)   6.8%    7.9%    6.6%
Other income (expense):
  Interest, net................................  (6.0%)  (2.3%)  (3.0%)  (4.2%)
  Other, net...................................  (2.2%)  (0.2%)  (0.9%)   0.4%
                                                ------  ------  ------  ------
Income (loss) before income taxes,
 extraordinary items and cumulative effect of
 accounting change............................. (62.8%)   4.3%    4.1%    2.8%

 Comparison of Years Ended December 31, 1996 and 1995

  Net Sales. The Company's net sales for the year ended December 31, 1996 decreased by $73.5 million, or 52.8%, compared to net sales in the same period in 1995, due primarily to decreased sales of packaging products. Packaging product sales decreased $50.0 million, or 56.7%, primarily due to a lack of sales of the System 2000 flexographic printing system, and reduced sales of the new System 9000 rotogravure printing system into China. Specialty/commercial product sales decreased by $20.9 million, due to decreased sales of specialty printing offset systems and business forms equipment. Security and banknote product sales decreased by $5.4 million, reflecting reduced revenues under the contract with Banque de France for the single note on web ("SNOW") currency printing system completed in 1996 and decreased revenues under the contract with The Bank of England for development of the Automated Currency Examination ("ACE") system. Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), a full service repair and maintenance facility in Europe, contributed $6.0 million in sales for 1996, an increase of $2.8 million over 1995 sales. On a geographic basis, net sales to international customers for the year ended December 31, 1996, were $22.6 million and comprised 34.4% of net sales as compared to $36.5 million, or 26.2%, of net sales for 1995, due primarily to the decrease in System 9000 shipments to China.

  Gross Profit. The Company's gross profit for the year ended December 31, 1996 decreased by $39.4 million, or 127.8%, compared to gross profit for the same period in 1995, primarily due to decreased sales volume for packaging systems products and product development and warranty costs for various new press systems. Gross margin loss for 1996 was (13.1%) of net sales as compared to gross profit of 22.2% of net sales for the same period in 1995. The decrease in gross profit margin was primarily due to unexpected development, warranty and start-up costs on the System 2000, the new System 9000 introduced into China, and certain specialty printing systems, and higher costs associated with the installation component of sales.

  Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased by $1.0 million, or 4.9%, for the year ended December 31, 1996 compared to the same period in 1995. This was due primarily to a $3.8 million increase in bad debt expenses, and a reduction of $2.0 million in advertising, personnel and related costs at operating divisions, and certain reduced corporate administrative and legal costs. Selling, general and administrative expenses for 1996 were 34.2% of net sales compared to 15.4% for 1995, due to the $73.5 million decrease in sales without corresponding expense level decreases.

  Other Income (Expense). The Company's gross interest expense increased by $0.6 million, or 16.5%, for 1996 compared to 1995. This was due to borrowings by the Company resulting from the liquidity difficulties experienced in 1996. Interest income decreased by $0.1 million for 1996 compared to 1995, due to the use of cash to minimize the amount borrowed under the Company's credit facility.

 Comparison of Years Ended December 31, 1995 and 1994

  Net Sales. The Company's net sales for the year ended December 31, 1995 increased by $32.5 million, or 30.4%, compared to net sales in the same period in 1994, due to increased sales of packaging products. Packaging product sales increased $27.7 million, or 48%, primarily due to increased sales of the System 2000 flexographic printing system, sales of the new System 9000 rotogravure printing system into China and sales of both platen and rotary die cutters. Specialty/commercial product sales increased by $1.9 million, due to increased sales of specialty printing offset systems and business forms equipment. Security and banknote product sales decreased by $0.3 million, reflecting reduced revenues under the contract with Banque de France for the single note on web ("SNOW") currency printing system as the project neared completion. This decrease was offset to some degree by increased revenues under the contract with The Bank of England for development of the Automated Currency Examination ("ACE") system. In January 1995, the Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI") and acquired a full service repair and maintenance facility in France, which provides service and support for the Company's European customer base. SSMI contributed $3.2 million in sales for 1995. On a geographic basis, net sales to international customers for the year ended December 31, 1995, were $36.5 million and comprised 26.2% of net sales as compared to $15.0 million, or 14%, of net sales for 1994, due primarily to the System 9000 shipments to China.

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

TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 17% and 27.9% for the year ended December 31, 1996 and 1995, respectively. This decrease in the effective tax rate was due to the uncertainty of future tax benefits from future operations. Certain research and experimental expenditure tax credits of $0.8 million were recorded in 1995 and resulted in a lower than expected effective tax rate.

QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1996, 1995 and 1994. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                                 THREE MONTHS ENDED
                                      ------------------------------------------
                                      MARCH 31, JUNE 30,  SEPT. 30, DECEMBER 31,
                                      --------- --------  --------- ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996:
  Net sales..........................  $22,613  $18,732    $12,770    $ 11,544
  Operating income (loss)............  $(1,026) $(3,394)   $(5,663)   $(25,758)
  Net income (loss)..................  $(1,085) $(3,741)   $(4,067)   $(25,327)
  Net income (loss) per common
   share.............................  $ (0.11) $ (0.40)   $ (0.43)   $  (2.68)
1995:
  Net sales..........................  $33,042  $37,474    $33,962    $ 34,703
  Operating income (loss)............  $ 3,294  $ 3,648    $ 3,778    $ (1,283)
  Net income (loss)..................  $ 1,448  $ 1,552    $ 1,781    $   (482)
  Net income (loss) per common
   share.............................  $  0.15  $  0.16    $  0.19    $  (0.05)
1994:
  Net sales..........................  $20,930  $21,281    $29,085    $ 35,398
  Operating income...................  $ 1,362  $ 1,303    $ 2,621    $  3,188
  Income before extraordinary item...  $    72  $   163    $   954    $  1,238
  Income per common share before
   extraordinary item per share......  $  0.01  $  0.02    $  0.10    $   0.13

  The Company attributes the operating and net loss for the fourth quarter of 1996 to (1) a continuing decline in orders ($25.1 million versus $45.5 million for the last six months of 1996 and 1995, respectively); (2) greater than expected manufacturing costs, including unexpected warranty costs and development costs associated with some of the Company's new products; (3) the loss on the sale of the assets of the Bernal Division; (4) provision for bad debt expense of $4 million; and (5) unabsorbed overhead costs due to the low shipment volume in the quarter.

  The Company has taken certain continuing restructuring actions to adjust its expected 1997 production to the reduced order flow in 1996.

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

  Net cash provided by (used in) operating activities (before working capital changes) was ($31.1) million in 1996 while in 1994 and 1995 it was $9.4 million and $9.3 million, respectively. Working capital provided (used) cash of $33.7 million in 1996, ($26.0) million in 1995 and ($7.9) million during 1994. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During periods of sales decline such as 1996, the Company's working capital provides cash as receivables are collected and inventory is utilized. The large increase in working capital requirements during 1995 reflected increasing sales, particularly a growing proportion of international orders, which typically have less favorable cash flow terms, and the introduction of new products. Working capital usage also increased during 1995 as a result of more competitive new domestic order terms made necessary by foreign competition, slowing orders and related lower customer deposits during the latter part of the year, and receivables collection delays resulting from new product warranty issues.

  Capital expenditures for additions to property, plant and equipment for 1994 and 1995 totaled $7.7 million. These expenditures were used principally to rebuild the Company's rotary die manufacturing facility that was destroyed by a fire in 1992, to modernize equipment at all locations and to expand capacity, including the reopening of the Fort Worth, Texas facility which occurred during 1995. In addition, the Company received $4.6 million in 1994 from the sale of an idle facility located in Grapevine, Texas. The Company's capital expenditures for 1996 were $0.5 million, and were used primarily for certain machinery and equipment modernization.

  Positive cash flow from operations, as well as asset sales in 1993 and 1994 and a private placement of Series A Common Stock in 1994, enabled the Company to reduce its long-term debt by $54.8 million during the period from 1992 to 1994. Increases in the Company's net sales necessitated $21.0 million in working capital borrowings in 1995.

  The Company continues to experience performance issues with respect to certain of its newer products which has negatively impacted collection of accounts receivable and the booking of new orders. The Company believes, however, that significant progress is being made regarding resolving performance issues.

  The reduced liquidity resulting from the order slowdown and collection delays required the Company to fully draw upon its bank credit facility and contributed to the Company's failure to make the payment of a $3.6 million principal payment due June 30, 1996 to its Senior Subordinated Note holders. In addition, the losses incurred by the Company in the three and nine months ended September 30, 1996 and for the year-ended December 31, 1996 resulted in non-compliance with a debt coverage ratio in the Company's bank credit facility agreement and a net worth covenant in the agreement governing the Senior Subordinated Notes. The reduced liquidity has also impacted the Company's ability to make timely payment with respect to its accounts payable. As a result, the Company has experienced delays in its ability to obtain raw materials and inventory.

  As a result of negotiations with its bank and the holders of its Senior Subordinated Notes, the Company has obtained a series of temporary default waivers through November 30, 1996. The Company modified its bank credit facility agreement in January 1997 providing for a bridge loan arrangement of the Company's bank indebtedness through May 1, 1997. To date, no permanent agreement has been reached with the Company's bank or the holders of the Senior Subordinated Notes. Accordingly, all of the Company's bank debt and the entire principal amount of the Senior Subordinated Notes, together with accrued and unpaid interest has been classified as a current liability at December 31, 1996. Pursuant to the terms of an intercreditor agreement entered into by the Company, the bank and the holders of the Senior Subordinated Notes, a standstill letter was issued by the bank on January 10, 1997 preventing any payments to the holders of the Senior Subordinated Notes for a 180 day period. Accordingly, the Company did not make its scheduled interest payment to the holders of the Senior Subordinated Notes at December 31, 1996.

  The Company retained Rauscher Pierce Refsnes, Inc. in 1996 to advise the board of directors on strategic and financial alternatives available to the Company. Possible strategies considered included the addition of capital through a merger or business combination with other companies, raising additional equity, or possible sales of key assets of the Company, all in an effort to maximize shareholder value. In March 1997, the Company sold the assets, operations and certain liabilities of the Bernal Division (see Note C of Notes to the Consolidated Financial Statements).

  At December 31, 1996, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of December 31, 1996, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity. As previously stated, the June 30, 1996 principal payment was not made.

  Under its credit facility at December 31, 1996, the Company could borrow up to $27 million in the form of direct borrowings and letters of credit. After the sale of the Bernal Division in March 1997, the maximum allowed borrowings were reduced to $15 million. As of December 31, 1996 there was $23.1 million in direct borrowings and $2.7 million in standby letters of credit outstanding under the credit facility.

  At December 31, 1996, $23.1 million of the Company's borrowings were at the lender's prime rate of interest (8.25%). The amounts borrowed under the credit facility have been used for working capital.

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

  With the sale of the Bernal Division and assuming that the contemplated restructuring of its indebtedness is completed, and that one of several strategic, financial alternatives, principally the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

  There can be no assurance that the Company's restructuring efforts will be successful, or that the Company's bank or the holders of the Senior Subordinated Notes, who hold first and second liens on all assets of the Company, will agree to restructured obligations consistent with the Company's anticipated cash availability. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of its agreement with its bank and the agreement with the holders of its Senior Subordinated Notes, the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful it its efforts, it may continue to be unable to meet its obligations or fulfill the covenants in its debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

  In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through December 31, 1996, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France receivable (approximately $1.7 million). As of December 31, 1996, this amount has not been repaid.

  The success of the Company's plans will continue to be impacted by its ability to achieve a satisfactory resolution of the product performance and warranty issues, timely deliveries, acceptance of the ACE system by the Bank of England, the degree of international orders (which generally have less favorable cash flow terms and require letters of credit that reduce credit availability), improved terms of domestic orders, and timely implementation of cost reduction measures. While the Company believes it is making progress in these areas, there can be no assurance that the Company will be successful in these endeavors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Report of Management...................................................   25
Independent Auditors' Report...........................................   26
Consolidated Balance Sheets--December 31, 1996 and 1995................   27
Consolidated Statements of Operations--Years Ended December 31, 1996,
 1995 and 1994.........................................................   28
Consolidated Statements of Stockholders' Equity--Years Ended December
 31, 1996, 1995 and 1994...............................................   29
Consolidated Statements of Cash Flows--Years Ended December 31, 1996,
 1995 and 1994.........................................................   30
Notes to Consolidated Financial Statements.............................   31
Schedule II--Valuation and Qualifying Accounts--Years Ended December
 31, 1996, 1995 and 1994...............................................   50

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

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
 Stevens International, Inc.

  We have audited the accompanying consolidated balance sheets of Stevens International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stevens International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has sustained large losses from operations and has negative working capital at December 31, 1996. In addition, as discussed in Note J to the consolidated financial statements, at December 31, 1996, the Company would not have been in compliance with certain covenants of its long-term debt agreements had the lenders not temporarily waived the covenants. The Company is attempting to renegotiate the terms and covenants of the debt agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 24, 1997

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Current assets:
  Cash..................................................... $  3,338  $    712
  Temporary investments (Note D)...........................      --        102
  Trade accounts receivable, less allowance for losses of
   $4,225 and $655 in 1996 and 1995, respectively..........   11,777    26,079
  Costs and estimated earnings in excess of billings on
   long-term contracts (Note E)............................    4,263    18,341
  Inventory (Note F).......................................   14,169    23,300
  Refundable income taxes (Note K).........................    2,464       832
  Other current assets.....................................    2,095       666
  Assets held for sale (Note B)............................   14,250       --
                                                            --------  --------
    Total current assets...................................   52,356    70,032
Property, plant and equipment, net (Note G)................   17,957    32,017
Other assets, net (Note H).................................    7,104    15,598
                                                            --------  --------
                                                            $ 77,417  $117,647
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................................... $  9,834  $ 15,117
  Billings in excess of costs and estimated earnings on
   long-term contracts (Note E)............................    1,544       219
  Other current liabilities (Note I).......................   11,697     9,019
  Customer deposits........................................    2,064     3,851
  Advances from affiliates (Notes J and N).................      950       --
  Current portion of long-term debt (Note J)                  37,743     3,699
                                                            --------  --------
    Total current liabilities..............................   63,832    31,905
Long-term debt (Note J)....................................      113    33,470
Deferred income taxes (Note K).............................      --      4,536
Deferred pension costs (Note M)............................    2,576     2,364
Commitments and contingencies (Note L)
Stockholders' equity (Note P):
  Preferred stock, $0.10 par value, 2,000,000 shares
   authorized, none issued and outstanding.................      --        --
  Series A Common Stock, $0.10 par value, 20,000,000 shares
   authorized, 7,340,000 and 7,312,000 issued and
   outstanding at December 31, 1996 and 1995,
   respectively............................................      734       731
  Series B Common Stock, $0.10 par value, 6,000,000 shares
   authorized, 2,111,000 and 2,139,000 shares issued and
   outstanding at December 31, 1996 and 1995,
   respectively............................................      211       214
  Additional paid-in capital...............................   39,844    39,144
  Foreign currency translation adjustment..................     (167)      359
  Excess pension liability adjustment......................   (1,466)   (1,036)
  Retained earnings (deficit)..............................  (28,260)    5,960
                                                            --------  --------
    Total stockholders' equity.............................   10,896    45,372
                                                            --------  --------
                                                            $ 77,417  $117,647
                                                            ========  ========

                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Net sales........................................ $ 65,659  $139,181  $106,694
Cost of sales....................................   74,243   108,307    81,009
                                                  --------  --------  --------
Gross profit (loss)..............................   (8,584)   30,874    25,685
Selling, general and administrative expenses.....   22,485    21,437    17,211
Restructuring charge (Note B)....................   (1,300)      --        --
Loss on sale of assets (Note C)..................   (3,472)      --        --
                                                  --------  --------  --------
Operating income (loss)..........................  (35,841)    9,437     8,474
Other income (expense):
  Interest income................................       63       207       647
  Interest expense...............................   (3,984)   (3,421)   (3,807)
  Lawsuit settlement expense (Note P)............     (700)      --        --
  Other, net.....................................     (758)     (264)     (979)
                                                  --------  --------  --------
                                                    (5,379)   (3,478)   (4,139)
                                                  --------  --------  --------
Income (loss) before taxes and extraordinary
 item............................................  (41,220)    5,959     4,335
Income tax benefit (expense) (Note J)............    7,000    (1,660)   (1,908)
                                                  --------  --------  --------
Income (loss) before extraordinary item..........  (34,220)    4,299     2,427
Extraordinary item, net of tax (Note I)..........      --        --        (85)
                                                  --------  --------  --------
    Net income (loss)............................ $(34,220) $  4,299  $  2,342
                                                  ========  ========  ========
Income (loss) per common share:
Income (loss) before extraordinary item.......... $  (3.62) $   0.45  $   0.26
Extraordinary item (Note J)......................      --        --      (0.01)
                                                  --------  --------  --------
    Net income (loss)............................ $  (3.62) $   0.45  $   0.25
                                                  ========  ========  ========
Weighted average number of shares of common and
 common stock equivalents outstanding during the
 periods (Note O)................................    9,451     9,553     9,256
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                           FOREIGN     EXCESS
                          SERIES A STOCK   SERIES B STOCK     ADDITIONAL  CURRENCY    PENSION   RETAINED
                          ---------------- -----------------   PAID-IN   TRANSLATION LIABILITY  EARNINGS
                          SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL   ADJUSTMENT  ADJUSTMENT (DEFICIT)   TOTAL
                          -------  ------- -------   -------  ---------- ----------- ---------- ---------  --------
Balance as of January 1,
 1994...................    6,787   $  679   2,236    $  224   $37,015      $ (53)    $  (664)  $   (681)  $ 36,520
 Sale of stock..........      300       30     --        --      1,516        --          --         --       1,546
 Foreign currency
  translation
  adjustment............      --       --      --        --        --         121         --         --         121
 Excess pension
  liability adjustment..      --       --      --        --        --         --          226        --         226
 Exercise of stock op-
  tions.................       43        4     --        --        206        --          --         --         210
 Net income.............      --       --      --        --        --         --          --       2,342      2,342
                          -------   ------ -------    ------   -------      -----     -------   --------   --------
Balance, December 31,
 1994...................    7,130      713   2,236       224    38,737         68        (438)     1,661     40,965
 Foreign currency
  translation
  adjustment............      --       --      --        --        --         291         --         --         291
 Excess pension
  liability adjustment..      --       --      --        --        --         --         (598)       --        (598)
 Conversion of Series B
  stock to Series A
  stock.................       97       10     (97)      (10)      --         --          --         --         --
 Exercise of stock op-
  tions.................       85        8     --        --        407        --          --         --         415
 Net income.............      --       --      --        --        --         --                   4,299      4,299
                          -------   ------ -------    ------   -------      -----     -------   --------   --------
Balance, December 31,
 1995...................    7,312      731   2,139       214    39,144        359      (1,036)     5,960     45,372
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        (526)        --         --        (526)
 Excess pension
  liability adjustment..      --       --      --        --        --         --         (430)       --        (430)
 Conversion of Series B
  stock to Series A
  stock.................       28        3     (28)       (3)      --         --          --         --           0
 Lawsuit settlement.....      --       --      --        --        700        --          --         --         700
 Net loss...............      --       --      --        --        --         --          --     (34,220)   (34,220)
                          -------   ------ -------    ------   -------      -----     -------   --------   --------
Balance, December 31,
 1996...................    7,340   $  734   2,111    $  211   $39,844      $(167)    $(1,466)  $(28,260)  $ 10,896
                          =======   ====== =======    ======   =======      =====     =======   ========   ========


                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Cash provided by operations:
  Net income (loss)............................... $(34,220) $  4,299  $  2,342
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.................    4,188     5,215     4,944
    Deferred income taxes.........................   (4,536)     (892)      525
    Deferred pension costs........................      212     1,029       675
    Lawsuit settlement expense....................      700       --        --
    Other.........................................     (957)     (308)      956
    Loss on sale of assets........................    3,472       --        --
  Changes in operating assets and liabilities net
   of effects from purchase of subsidiary in 1995:
    Trade accounts receivable.....................   12,525   (13,029)    2,309
    Contract costs in excess of billings..........   15,402    (9,034)   (2,466)
    Inventory.....................................    5,781    (3,102)    4,105
    Refundable income taxes.......................   (1,630)     (832)      --
    Other assets..................................     (541)     (615)     (541)
    Trade accounts payable........................   (2,527)    3,744     1,696
    Other.........................................    4,687    (3,211)    2,844
                                                   --------  --------  --------
      Total cash provided by (used in) operating
       activities.................................    2,556   (16,736)   17,389
                                                   --------  --------  --------
Cash provided by (used in) investing activities:
  Additions to property, plant and equipment......     (470)   (5,303)   (2,356)
  Proceeds from insurance and sale of assets......      --       (212)    4,630
  Deposits and other..............................      294       129      (284)
                                                   --------  --------  --------
      Total cash provided by (used in) investing
       activities.................................     (176)   (5,386)    1,990
                                                   --------  --------  --------
Cash provided by (used in) financing activities:
  Increase in current portion of long-term debt...   34,059       --        --
  Net increase in (decrease in) long-term debt....  (33,915)   21,048   (23,430)
  Sale of stock and exercise of stock options.....      --        415     1,756
                                                   --------  --------  --------
      Total cash provided by (used in) financing
       activities.................................      144    21,463   (21,674)
                                                   --------  --------  --------
Increase (decrease) in cash and temporary
 investments......................................    2,524      (659)   (2,295)
Cash and temporary investments at beginning of
 year.............................................      814     1,473     3,768
                                                   --------  --------  --------
Cash and temporary investments at end of year..... $  3,338  $    814  $  1,473
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Interest........................................ $  3,544  $  2,622  $  3,580
  Income taxes....................................     (969)    3,261     1,243

                See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

 Inventory

  Approximately 73% and 49% of inventory at December 31, 1996 and 1995, respectively, is valued at the lower of cost, using the last-in, first-out
(LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to forty years for the related assets.

 Other Assets

  Included in other assets are patent costs and goodwill. These are amortized over the remaining life of the patents, and thirty years, respectively.

 Income Taxes

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

 Income Per Common Share

  Income per common share is based on the weighted average number of shares of common and common stock equivalents (stock options and warrants, when dilutive) outstanding.

 Asset Impairment of Long Lived Tangible and Intangible Assets

  Potential impairment of long-lived tangible and intangible assets is assessed annually (unless economic events warrant more frequent reviews) on an asset-by-asset-basis.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

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

 Stock-Based Compensation

  Compensation expense is recorded with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. This method calculates compensation expense on the measurement date (usually the date of grant) as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company does not intend to elect the fair value method of accounting for stock-based compensation encouraged, but not required, by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". See Note P.

 Recently Issued Accounting Standards

  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has adopted Statement of Position 96-1, "Environmental Remediation Liabilities," which provides guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Statement is effective for the Company's 1997 fiscal year.

  Management has evaluated such statement and believes that it will not have a material effect on the financial condition, cash flows or results of operations of the Company.

B. LIQUIDITY CONCERNS

  The Company's viability as a going concern is dependent upon the restructuring of its operations and its obligations to the senior and senior subordinated lenders, additional asset sales to further reduce indebtedness, and, ultimately, a return to profitability.

  There is a negative working capital of $11.5 million at December 31, 1996, and negative cash flows from operating activities (before working capital changes) of $31.1 million for 1996. Negative cash flows from operating activities and other commitments are anticipated to continue in 1997. The Company was successful in its sale of substantially all assets of the Bernal Division in March 1997 (see Note C of Notes to the Consolidated Financial Statements). The cash generated from this sale resulted in a $12 million permanent reduction in the Company's senior bank credit facility. In addition, the Company is contemplating additional asset sales to further reduce its indebtedness.

  There can be no assurance that the Company's restructuring efforts will be successful, or that the senior and senior subordinated lenders, who hold first and second liens on all assets of the Company, will agree to restructured obligations consistent with the Company's anticipated cash availability. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of its senior and senior subordinated obligations, the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful it its efforts, it may continue to be unable to meet its obligations and covenants on its senior and senior subordinated debt, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

C. SALE OF BERNAL DIVISION AND FORMATION OF SSMI

  In March 1997, the Company sold substantially all the assets of its Bernal Division including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The cash proceeds were approximately $15 million, and in addition, the purchaser assumed certain liabilities of Bernal, including the accounts payable. This transaction resulted in a $12 million permanent reduction of the Company's senior debt. In 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes. The loss on the sale of Bernal net assets of approximately $3.5 million is reflected in the 1996 results of operations. This asset sale resulted in a tax charge of $1.2 million from a taxable gain due to the non-deductible Bernal goodwill expensed upon the sale of Bernal's technology.

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

D. TEMPORARY INVESTMENTS

  Temporary investments (stated at cost, which approximates market) at December 31, 1995 consisted of short term investments in commercial paper, with original maturities within ninety days, and money management accounts.

E. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED LONG-TERM CONTRACTS

  Unbilled costs and estimated earnings on uncompleted contracts represent revenue earned but not billable under terms of the related contracts being accounted for using the percentage of completion revenue recognition method. A summary of all costs and related progress billings at December 31, 1996 and 1995 follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1996       1995
                                                         ----------------------
                                                         (AMOUNTS IN THOUSANDS)
   Cost incurred on uncompleted contracts............... $    8,430 $    28,828
   Estimated earnings...................................        917      10,861
                                                         ---------- -----------
   Revenue from long-term contracts.....................      9,347      39,689
   Less: Billings to date...............................      6,628      21,567
                                                         ---------- -----------
                                                         $    2,719 $    18,122
                                                         ========== ===========

  The $2,719,000 and $18,122,000 net differences are included in the accompanying balance sheets under the following captions:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
   Cost and estimated earnings in excess of billings
    on long-term contracts..........................  $     4,263  $    18,341
   Billings in excess of costs and estimated
    earnings on long-term contracts.................       (1,544)        (219)
                                                      -----------  -----------
                                                      $     2,719  $    18,122
                                                      ===========  ===========

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

F. INVENTORIES

  Inventories consist of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
   Finished product..................................... $     5,205 $     7,204
   Work in progress.....................................       4,026       9,231
   Raw material.........................................       4,938       6,865
                                                         ----------- -----------
                                                         $    14,169 $    23,300
                                                         =========== ===========

  Replacement cost exceeds financial accounting LIFO cost by approximately $3,087,000 and $3,457,000 at December 31, 1996 and 1995, respectively.

G. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of:

                                           RANGE OF          DECEMBER 31,
                                       ESTIMATED USEFUL -----------------------
                                            LIVES          1996        1995
                                       ---------------- ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
   Land..............................            N/A    $     1,985 $     1,985
   Building and improvements.........    15-40 years         11,346      11,308
   Machinery and equipment...........     5-18 years         17,220      30,105
   Furniture and fixtures............     3-10 years          8,911      10,355
   Leasehold improvements............     8-20 years            324       1,703
                                                        ----------- -----------
                                                        $    39,786      55,456
   Less: accumulated depreciation and
    amortization.....................                        21,829      23,439
                                                        ----------- -----------
                                                        $    17,957 $    32,017
                                                        =========== ===========

H. OTHER ASSETS

  Other assets consist of:

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1996       1995
                                                        ----------------------
                                                        (AMOUNTS IN THOUSANDS)
   Goodwill, net of amortization of $2,361 and $3,513,
    respectively......................................  $    4,844 $     9,493
   Patents, net of amortization of $293 and $2,132,
    respectively......................................         167       1,760
   Performance bond deposits..........................         --        1,504
   Intangible pension asset...........................         782         941
   Other..............................................       1,311       1,900
                                                        ---------- -----------
                                                        $    7,104 $    15,598
                                                        ========== ===========

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

I. OTHER CURRENT LIABILITIES

  Other current liabilities consist of:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
   Salaries and wages................................... $     1,180 $    1,602
   Taxes other than income taxes........................       1,021        979
   Employee benefits....................................       1,918      1,512
   Accrued interest.....................................         457        416
   Restructuring reserve................................         459        --
   Warranty reserve.....................................       2,120        --
   Other accrued expenses...............................       4,542      4,510
                                                         ----------- ----------
                                                         $    11,697 $    9,019
                                                         =========== ==========

J. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
   Senior subordinated notes, interest at 10.5% (Net of
    unamortized origination fees of $417 and $780).....  $    14,844 $    14,481
   Notes payable to banks, interest at prime rate at
    December 31, 1996 (Net of unamortized origination
    fees of $262 and $469).............................       22,874      22,531
   Capital lease obligations due in varying
    installments.......................................                      108
   Other...............................................          138          49
                                                         ----------- -----------
                                                              37,856      37,169
   Less: current portion...............................       37,743       3,699
                                                         ----------- -----------
                                                         $       113 $    33,470
                                                         =========== ===========

  The interest rate on direct borrowings under the Company's Bank Credit Facility at December 31, 1996 is at the lender's prime rate (8.25%). At December 31, 1995, $11.0 million of the Company's borrowings were at the lender's prime rate of interest (8.5%) and $12.0 million of the borrowings were at an offshore rate plus 1.5% (7.44%).

  The Company's reduced liquidity resulting from the order slowdown and collection delays required the Company to fully draw upon its bank credit facility and did not allow for the payment of a $3.6 million principal payment due June 30, 1996 to its Senior Subordinated Note holders. In addition, the losses incurred by the Company in the three and nine months ended September 30, 1996 and for the year-ended December 31, 1996 resulted in non-compliance with a debt coverage ratio in the Company's bank credit facility and a net worth covenant in the senior subordinated debt agreement.

  As a result of negotiations with its bank and holders of its Senior Subordinated Notes, the Company had obtained a series of temporary default waivers through November 30, 1996. The Company modified its bank credit facility in January 1997 providing for a $2 million principal payment, and a bridge loan arrangement of the Company's bank indebtedness through May 1, 1997; with interest at 1.75% over prime rate. To date, no

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES permanent agreement has been reached with the bank or holders of the Senior Subordinated Notes. Accordingly, all of the Company's bank debt and Senior Subordinated Notes debt have been classified as a current liability at December 31, 1996. A standstill letter was issued by the senior lender on January 10, 1997 preventing any payments to the senior subordinated lenders for a 180 day period. Accordingly, the Company did not make its scheduled interest payment to the senior subordinated lenders at December 31, 1996.

  At December 31, 1996, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. As of December 31, 1996, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity. As previously stated, the June 30, 1996 principal payment and the December 31, 1996 interest payment were not made.

  Under its credit facility, the Company may borrow up to $27 million in the form of direct borrowings and letters of credit. After the sale of its Bernal Division in March 1997, the maximum allowed borrowings were reduced to $15 million. As of December 31, 1996 there was $23.1 million in direct borrowings and $2.7 million in standby letters of credit outstanding under the credit facility.

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

  Principal maturities of the outstanding long-term debt at December 31, 1996, are as follows (Amounts in thousands):

   Year ending December 31, 1997....................................... $38,422
   1998................................................................      25
   1999................................................................      25
   2000................................................................      25
   2001................................................................      23
   2002 and thereafter.................................................      15
                                                                        -------
                                                                         38,535
     Less unamortized loan origination fees............................     679
                                                                        -------
                                                                        $37,856
                                                                        =======

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Through December 31, 1996, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France project. As of December 31, 1996, this amount has not been repaid.

K. INCOME TAXES

  The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 1996, the Company had the following losses and credits available for carryforward for federal income tax purposes:

   Net operating loss--expiring in 2011............................ $18,703,000
   General business credit--expiring in 2005, 2009 and 2010........ $ 1,555,000
   Minimum tax credit--not subject to expiration................... $   798,000

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (AMOUNTS IN THOUSANDS)
   Deferred tax liabilities:
     Difference between book and tax basis of
      property.......................................  $     5,671  $     6,097
     Difference between book and tax basis of
      intangibles....................................          594          674
     Excess of tax over book pension cost............          251          270
     Differences between book and tax LIFO inventory
      reserves.......................................        2,722        2,723
     Other...........................................          322          241
                                                       -----------  -----------
                                                             9,560       10,005
                                                       -----------  -----------
   Deferred tax assets:
     Difference between book and tax basis of pension
      liability......................................          557          557
     Reserves not currently deductible...............        6,445        2,403
     Net operating loss, credit and other
      carryforwards..................................        8,713        2,509
                                                       -----------  -----------
                                                            15,715        5,469
   Valuation allowance...............................       (6,155)         --
                                                       -----------  -----------
                                                             9,560        5,469
                                                       ===========  ===========
   Net deferred tax liability........................  $       -0-  $     4,536
                                                       ===========  ===========

  The provisions for income taxes consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     --------  -------  -------
                                                      (AMOUNTS IN THOUSANDS)
   Current provision for income taxes...............  $(2,464) $ 1,995  $ 1,383
   Deferred provision for income taxes..............   (4,536)    (335)     525
                                                     --------  -------  -------
                                                      $(7,000) $ 1,660  $ 1,908
                                                     ========  =======  =======

  Deferred tax expense (benefit) results from differences in the basis of assets and liabilities between income tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996      1995     1994
                                                   ---------  -------  -------
                                                    (AMOUNTS IN THOUSANDS)
   Excess of depreciation/amortization (book over
    tax).......................................... $    (348) $  (129) $    95
   Excess of pension cost (book over tax).........        47     (145)     (20)
   Bad debt, warranty cost and inventory reserves
    charged to expense on books, but not
    deductible until paid for tax purposes (book
    over tax).....................................    (3,031)    (229)     191
   Employee benefits accrued but not paid
    currently (book over tax).....................       190       14     (112)
   Restructuring charge...........................      (158)       8      103
   Accrued loss on long term contracts............      (641)     --       --
   Excess of book over tax loss on sale of
    intangible and fixed assets...................      (122)     (37)    (261)
   Utilization of tax loss carryforward and
    other.........................................      (473)     183      529
                                                   ---------  -------  -------
                                                     $(4,536)   $(335) $   525
                                                   =========  =======  =======

  The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                          DECEMBER 31,
                                                     ------------------------
                                                       1996     1995    1994
                                                     --------  ------  ------
                                                     (AMOUNTS IN THOUSANDS)
   Tax expense (benefit), at statutory rate ........ $(14,015) $2,026  $1,474*
   Foreign sales corporation earnings...............      --     (384)   (174)
   Goodwill expense, not deductible for tax
    purposes........................................    1,576     140     140
   Other, net.......................................     (357)    189     196
   State and local taxes............................     (359)    338     257
   Foreign taxes....................................      --       13      15
   General business credit..........................      --     (662)    --
   Valuation allowance..............................    6,155     --      --
                                                     --------  ------  ------
   Actual tax expense (benefit)..................... $ (7,000) $1,660  $1,908
                                                     ========  ======  ======

--------
* Calculated from income (loss) before income tax excluding extraordinary item.

L. COMMITMENTS AND CONTINGENCIES

  The Company leases equipment and office facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $865,000, 703,000, and $520,000, respectively.

  The following is a schedule by year of minimum rental payments due under non-cancelable leases with initial or remaining minimum lease terms in excess of one year as of December 31, 1996:

                                                                OPERATING
                                                          ----------------------
                                                          (AMOUNTS IN THOUSANDS)
   Year ending December 31, 1997.........................          $143
   1998..................................................           -0-
   1999..................................................           -0-
   2000..................................................           -0-
   2001 and thereafter...................................           -0-
                                                                   ----
     Total minimum lease payments........................          $143
                                                                   ====

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  At December 31, 1996, the Company had no major capital equipment leases and no outstanding capital expenditure purchase commitments.

  The Company is contingently liable for approximately $0.7 million at December 31, 1996, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position, cash flows or results of operations of the Company as a result of these agreements is remote.

  The Company, its officers' and directors' liability insurance carrier and the plaintiff of a class action lawsuit negotiated a written settlement of the dispute which was approved by the court by order dated June 18, 1996. The settlement resulted in the dismissal of the litigation and the issuance to the class and the plaintiff's counsel of warrants to purchase Series A Common Stock of the Company (see Note P of Notes to the Consolidated Financial Statements). Also, as a result of the Company's continuing liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that the Company, if named a defendant in such actions in the future, will be able to settle such claims in the future. In addition, the Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition. In management's opinion, the Company has adequate legal defense and/or insurance coverage regarding each of these actions and does not believe that such actions, either individually or in the aggregate, will materially affect the Company's operations or financial position.

M. EMPLOYEE BENEFIT PLAN

  Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($9,500 in 1996 and $9,240 in 1995) and a discretionary matching contribution by the Company for non-union employees. In 1995 and 1994, the Company agreed to match 25% of non-union employee elective contributions up to 4% of employee 1995 and 1994 annual compensation. Company matching contributions were $-0- in 1996, $104,000 in 1995 and $106,000 in 1994.

  The Company also sponsors defined benefit pension plans covering its employees. The two plans provide for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Due to significant reductions of employees covered under the union plan, the union plan experienced substantial disbursements during 1996 for lump sum distributions upon participants termination of employment. The magnitude of these disbursements during 1996 has reduced the funded liability of the plan at December 31, 1996 to a level which required a special liquidity shortfall contribution to the plan as of January 15, 1997 of approximately $600,000. The Company has not made this special liquidity shortfall contribution which has, by Federal law, resulted in suspension of lump sum payments to plan participants and has subjected the Company to a 10% excise tax penalty on January 15, 1997 and further penalties if steps are not taken to remedy the shortfall. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. Pension expense was $1,183,000 in 1996, $607,000 in 1995, and $630,000 in 1994.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Beginning January 1, 1989, the Company was required to recognize a liability in the amount of the Company's unfunded accumulated benefit obligation, with an equal amount to be recognized as either an intangible asset or a reduction of equity, net of applicable deferred income taxes. Based upon actuarial and plan asset information as of December 31, 1996, the Company has recorded a pension liability of $3.45 million and a corresponding intangible asset of $782,000.

  The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 1996 and 1995.

                                                           STATUS OF PLANS
                                                       -----------------------
                                                          1996        1995
                                                       ----------- -----------
                                                       PLANS WHERE PLANS WHERE
                                                        BENEFITS    BENEFITS
                                                         EXCEED      EXCEED
                                                         ASSETS      ASSETS
                                                       ----------- -----------
                                                       (AMOUNTS IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested...........................................   $ 5,623     $ 6,425
     Non-vested.......................................       744         505
                                                         -------     -------
   Accumulated benefit obligation.....................   $ 6,367     $ 6,930
                                                         =======     =======
   Plan assets at fair value..........................   $ 2,915     $ 4,194
   Projected benefit obligation.......................     7,937       7,933
                                                         -------     -------
   Projected benefit obligation in excess of plan
    assets............................................     5,022       3,739
   Unrecognized prior service cost....................        41          28
   Unrecognized net gain (loss).......................    (3,693)     (2,960)
   Unrecognized net asset (liability) at January 1,
    1987..............................................      (301)       (343)
   Adjustment required to recognize minimum
    liability.........................................     2,383       2,456
                                                         -------     -------
   Pension liability recognized in balance sheet......   $ 3,452     $ 2,920
                                                         =======     =======

  Net periodic pension cost was composed of the following elements:

                                                          DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
                                                     (AMOUNTS IN THOUSANDS)
   Service cost.................................... $    605  $   388     $490
   Interest cost...................................      624      496      494
   Prior service cost adjustment...................       90      --       --
   Actual return on plan assets:
     Loss (gain)...................................     (284)    (720)     157
     Deferred (loss) gain..........................      --       --      (611)
   Net amortization and deferral...................      148      443      100
                                                    --------  -------  -------
     Net periodic pension cost..................... $  1,183  $   607  $   630
                                                    ========  =======  =======
                                                          DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
   Major assumptions used:
     Discount rate.................................    7.46%    6.95%    8.60%
     Expected long-term rate of return on assets...    8.50%    8.50%    8.50%
     Rate of increase in compensation levels.......    0.00%    4.00%    4.00%

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregated $10,000, $497,000, and $723,000 in 1996, 1995, and 1994, respectively.

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

N. RELATED PARTY TRANSACTIONS

  The Company and Xytec, a subsidiary of Stevens Industries, Inc. one of the principal shareholders of the Company, entered into an agreement during 1994 for Xytec to provide software and computer related services and equipment as a subcontractor on a major contract. During 1996, 1995 and 1994, the Company paid approximately $671,000, $784,000, and $287,000, respectively, to Xytec on this contract.

  Two company directors and officers are partners in a venture that leases office facilities to the Company. Amounts paid to the partnership as rent and maintenance were approximately $111,000 in 1996, 1995 and 1994, respectively.

  Through December 31, 1996, Paul I. Stevens, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France project. As of December 31, 1996, this amount has not been repaid.

  In January and February 1994, Stevens Industries, Inc. advanced an aggregate of $900,000 to Stevens Security Systems, S.A. in exchange for a Stevens Security Systems, S.A. 6% note due February 1995. These advances were repaid in full in February 1995.

O. RESEARCH AND DEVELOPMENT, SALES TO MAJOR CUSTOMERS AND FOREIGN SALES

  For the years ended December 31, 1996, 1995 and 1994, the Company incurred research and development expenses (excluding customer funded projects) of approximately $624,000, $1,976,000, and $2,162,000, respectively.

  Net sales to customers outside of the United States in 1996, 1995 and 1994 were approximately $22,659,000, $36,479,000, and $14,957,000, respectively.

  In 1996, 1995 and 1994, no single customer accounted for more than 10% of total sales in one year. The Company has no foreign exchange contracts.

P. STOCK TRANSACTIONS AND VOTING RIGHTS

  In June 1996, resolution of the Company's class action lawsuit, which had been in litigation for five years, resulted in a one-time $700,000, ($0.07) per share charge to second quarter operations. In this settlement, the Company paid no cash, but agreed to issue warrants valued at $700,000 to purchase the Company's Series A stock. The warrants are exercisable over a one-year period from October 31, 1996 and represent the right to purchase up to 737,619 shares of Series A stock from the Company at an exercise price of $2.672 per share. If exercised, the warrants would result in $1,970,918 of additional equity to the Company.

  In September 1994, the Company sold 300,000 shares of Series A common stock at $5.50 per share in a private placement. Net proceeds of $1,546,000 after related expenses of $104,000 were used to extinguish Senior

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

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

  Options to purchase shares of common stock have also been granted to directors and others who are not eligible to participate in the 1987 employee plan. A summary of stock option activity for the last two years follows:

                                                     SERIES A   WEIGHTED AVERAGE
                                                   STOCK OPTION  EXERCISE PRICE
                                                   ------------ ----------------
   Stock Option Plan:
     Balance, January 1, 1995.....................    612,500        $5.50
     Granted......................................    257,000         7.13
     Exercised....................................    (65,600)        4.56
     Cancelled....................................    (41,000)        7.13
                                                     --------        -----
     Balance, December 31, 1995...................    762,900        $5.72
     Cancelled....................................   (210,000)        6.00
                                                     --------        -----
     Balance, December 31, 1996...................    552,900        $5.63
                                                     ========        =====

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     SERIES A   WEIGHTED AVERAGE
                                                   STOCK OPTION  EXERCISE PRICE
                                                   ------------ ----------------
   Directors and Others:
     Balance, January 1, 1995.....................   109,500         $ 5.65
     Granted......................................    35,000           7.19
     Exercised....................................   (20,000)          5.82
     Cancelled....................................   (15,000)         15.00
                                                     -------         ------
     Balance, December 31, 1995...................   109,500         $ 5.98
     Granted......................................    25,000           2.62
     Cancelled....................................   (20,000)          6.51
                                                     -------         ------
     Balance, December 31, 1996...................   114,500         $ 5.15
                                                     =======         ======

  Stock Options oustanding as of December 31, 1996 are as follows:

                                   OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                               --------------------------- ---------------------
                                        WEIGHTED  WEIGHTED             WEIGHTED
                                        AVERAGE   AVERAGE              AVERAGE
   RANGE OF                             YEARS TO  EXERCISE             EXERCISE
   EXERCISE PRICES             NUMBER  EXPIRATION  PRICE    NUMBER      PRICE
   ---------------             ------- ---------- -------- ---------- ----------
   $2.62-$7.19................ 114,500    3.35     $5.15      114,500  $   5.15
   $4.56-$7.13................ 552,900    2.51     $5.63      450,233  $   5.63
                               -------                     ----------
   $2.62-$7.19................ 704,500                        564,733
                               =======                     ==========

  The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan, as described above, the Company's net income would have been reduced by $0.5 million in 1995 and $0.01 million in 1996. Earnings per share would have been reduced by $0.06 per share in 1995 and $0.00 in 1996.

  Weighted average grant-date fair value of options in 1996 ($0.93) and 1995 ($2.53) were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

            Expected volatility.................. 89.7%
            Expected dividend yield.............. -0-
            Expected option term................. 5 years
            Risk-free rate of return............. 4.8%

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

Q. QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1996 and 1995. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                             THREE MONTHS ENDED
                                ----------------------------------------------
                                MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                --------- --------  ------------- ------------
                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
   1996:
     Net sales.................  $22,613  $18,732      $12,770      $ 11,544
     Gross profit (loss).......  $ 3,819  $ 2,052      $(1,206)     $(13,249)
     Net income (loss).........  $(1,085) $(3,741)     $(4,067)     $(25,327)
     Net income (loss) per
      share....................  $ (0.11) $ (0.40)     $ (0.43)     $  (2.68)
   1995:
     Net sales.................  $33,042  $37,474      $33,962      $ 34,703
     Gross profit..............  $ 8,149  $ 8,567      $ 9,538      $  4,620
     Net income (loss).........  $ 1,448  $ 1,552      $ 1,781      $   (482)
     Net income (loss) per
      share....................  $  0.15  $  0.16      $  0.19      $  (0.05)

  The Company attributes the operating and net loss for the fourth quarter of 1996 to (1) a continuing decline in orders ($25.1 million versus $45.5 million for the last six months of 1996 and 1995, respectively); (2) greater than expected manufacturing costs, including unexpected warranty costs and development costs associated with some of the Company's new products; (3) the loss on the sale of the assets of the Bernal Division; (4) provision for bad debt expense of $4 million; and (5) unabsorbed overhead costs due to the low shipment volume in the quarter.

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

 Letters of Credit

  The Company utilizes letters of credit to back certain financing instruments and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

 Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

  The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company's policy is designed to limit exposure to any one institution. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

  Concentration of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 1996, the Company had no significant concentrations of credit risk.

  The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                                      CARRYING AMOUNT FAIR VALUE
                                                      --------------- ----------
                                                        (AMOUNTS IN THOUSANDS)
   Cash and temporary investments....................     $3,338        $3,338
   Performance bond deposits.........................      1,504         1,490
   Long-term debt....................................        113           114
   Off-Balance Sheet Financial Instruments:
     Letters of credit...............................        -0-         2,664

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1997 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

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

  (b) Reports on Form 8-K:

    No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1996 fiscal year.

  (c) Exhibits:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   3.1   Second Amended and Restated Certificate of Incorporation of the
          Company.(1)
   3.2   Bylaws of the Company, as amended.(2)
   4.1   Specimen of Series A Common Stock Certificate.(3)
   4.2   Specimen of Series B Common Stock Certificate.(4)
  10.1   Form of Indemnity Agreement.(2)
  10.2   Second Amended and Restated Stock Option Plan of the Company.(5)
  10.3   Description of Stevens Graphics Incentive Plan.(3)
  10.4   Description of Hamilton Life Insurance Payroll Deduction Plan.(2)
  10.5   Labor Agreement, dated July 2, 1994, between Hamilton-Stevens Group,
          Inc. and the International Union United Automobile, Aerospace and
          Agricultural Implement Workers of America.(9)
  10.6   Chem-Dyne Site Trust Fund Agreement, dated September 23, 1985.(2)
  10.7   Lease Agreement between Space Unlimited Joint Venture #3 and the
          Company, dated September 11, 1981 and related lease addendum.(2)
  10.8   First Extension Agreement dated January 19, 1987 between the Company and Space Unlimited Joint Venture #3.(3)
  10.9   First Amended Joint Venture Agreement of Space Unlimited Joint Venture
          #3, dated June 26, 1980 and related Assignment of Joint Interest and
          Loan Modification, Assumption Agreement and Release.(2)
  10.10  Second Extension Agreement between the Company and Space Unlimited
          Joint Venture #3.(6)
  10.11  Stevens Graphics Corporation Pension Plan and Trust.(6)
  10.12  Stevens Graphics Corporation Profit Sharing and 401(k) Savings
          Retirement Plan.(6)
  10.13  Severance Agreement among the Company, Post and Robert F. Hopkins.(6)
  10.14  Restated and Amended Subordinated Debt Agreement dated March 27, 1992, together with forms of Subordinated Notes and Subordinated
          Guaranties.(6)
  10.15  Amended and Restated Intercreditor and Subordination Agreement dated
          April 26, 1994.(11)
  10.16  Contract of Sale between the Company and Banque de France.(6)
  10.17  Fourth Amendment to Amended and Restated Senior Subordinated Note
          Agreement dated April 29, 1994.(11)
  10.18  Form of Stock Purchase Agreement dated as of September 16, 1994 between the Company and certain investors.(12)
  10.19  Credit Agreement, dated May 16, 1995, between the Company and Bank of
          America, Texas, N.A.(13)
  10.20  First Amendment to Amended and Restated Subordination and
          Intercreditor Agreement dated August 1995. (14)
  10.21  Fifth Amendment to Amended and Restated Senior Subordinated Note
          Agreement dated August 1995.(14)
  10.22  First Amendment to Credit Agreement effective August 15, 1995 between the Company and Bank of America Texas, N.A.(14)
  10.23  Second Amended and Restated Master Note: Reference Rate Related dated
          August 15, 1995, executed by the Company and payable to the order of
          Bank of America Texas, N.A. in the original principal amount of $27 million.(14)

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  10.24  Agreement and Fourth Amendment to Credit Agreement, dated December 31,
          1996 by and among the Company, PMC Liquidation, Inc., Printing and
          Packaging Equipment Finance Corporation, and Bank of America. (*)
  10.25  First Amendment to Agreement and Fourth Amendment to Credit Agreement,
          dated February 28, 1997 by and among the Company, PMC Liquidation,
          Inc., Printing and Packaging Equipment Finance Corporation, and Bank
          of America. (*)
  10.26  Second Amendment to Agreement and Fourth Amendment to Credit
          Agreement, dated March 17, 1997 by and among the Company, PMC
          Liquidation, Inc., Printing and Packaging Equipment Finance
          Corporation, and Bank of America. (*)
  11.1   Computation of Net Income per Common Share. (*)
  21.1   Subsidiaries of the Company. (*)
  23.1   Consent of Deloitte & Touche LLP. (*)
  24.1   Power of Attorney. (*)
  27.1   Financial Data Schedule. (*)

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

                                          Stevens International, Inc.

                                                    /s/ Paul I. Stevens
                                          By: _________________________________
                                                  CHAIRMAN OF THE BOARD,
                                               CHIEF EXECUTIVE OFFICER, AND
                                              ACTING CHIEF FINANCIAL OFFICER

Date: March 24, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                       -------               ------

        /s/ Paul. I. Stevens           Chairman of the          March 24, 1997
-------------------------------------   Board and Chief
           PAUL I. STEVENS              Executive Officer

       /s/ Richard I. Stevens          President, Chief         March 24, 1997
-------------------------------------   Operating Officer
         RICHARD I. STEVENS             and Director

      /s/ Constance I. Stevens         Vice President,          March 24, 1997
-------------------------------------   Assistant Secretary
        CONSTANCE I. STEVENS            and Director

      /s/ Robert H. Brown, Jr.         Director                 March 24, 1997
-------------------------------------
        ROBERT H. BROWN, JR.

       /s/ James D. Cavanaugh          Director                 March 24, 1997
-------------------------------------
         JAMES D. CAVANAUGH

       /s/ Michel A. Destresse         Director                 March 24, 1997
-------------------------------------
         MICHEL A. DESTRESSE

      /s/ Edgar H. Schollmaier         Director                 March 24, 1997
-------------------------------------
        EDGAR H. SCHOLLMAIER

         /s/ John W. Stodder           Director                 March 24, 1997
-------------------------------------
           JOHN W. STODDER

                                                                     SCHEDULE II

                          STEVENS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT  CHARGED TO CHARGED TO                 BALANCE AT
                         BEGINNING OF COSTS AND    OTHER                      END OF
                            PERIOD     EXPENSES   ACCOUNTS     DEDUCTIONS     PERIOD
                         ------------ ---------- ----------    ----------   ----------
Year Ended December 31,
 1996
  Allowance for doubtful
   accounts.............   $655,000   $4,043,000 $ 181,000      $292,000(1) $4,225,000
Year Ended December 31,
 1995
  Allowance for doubtful
   accounts.............   $450,000   $  256,000 $ 105,000(2)   $156,000(1) $  655,000
Year Ended December 31,
 1994
  Allowance for doubtful
   accounts.............   $625,000   $   11,000 $(173,000)     $ 13,000(1) $  450,000

--------
(1) Write off of uncollectible accounts.
(2) Reclassification of accrued interest on customer account.

                               INDEX TO EXHIBITS

                                                                     SEQUENTIALLY
                                                                       NUMBERED
 EXHIBIT NUMBER DESCRIPTION OF EXHIBIT                                  PAGES
 ------- -----------------------------                               ------------
  3.1    Second Amended and Restated Certificate of Incorporation
          of the Company.(1)......................................
  3.2    Bylaws of the Company, as amended.(2)....................
  4.1    Specimen of Series A Common Stock Certificate.(3)........
  4.2    Specimen of Series B Common Stock Certificate.(4)........
 10.1    Form of Indemnity Agreement.(2)..........................
 10.2    Second Amended and Restated Stock Option Plan of the
          Company.(5).............................................
 10.3    Description of Stevens Graphics Incentive Plan.(3).......
 10.4    Description of Hamilton Life Insurance Payroll Deduction
          Plan.(2)................................................
 10.5    Labor Agreement, dated July 2, 1994, between Hamilton-
          Stevens Group, Inc. and the International Union United
          Automobile, Aerospace and Agricultural Implement Workers
          of America.(9)..........................................
 10.6    Chem-Dyne Site Trust Fund Agreement, dated September 23,
          1985.(2)................................................
 10.7    Lease Agreement between Space Unlimited Joint Venture #3
          and the Company, dated September 11, 1981 and related
          lease addendum.(2)......................................
 10.8    First Extension Agreement dated January 19, 1987 between
          the Company and Space Unlimited Joint Venture #3.(3)....
 10.9    First Amended Joint Venture Agreement of Space Unlimited
          Joint Venture #3, dated June 26, 1980 and related
          Assignment of Joint Interest and Loan Modification,
          Assumption Agreement and Release.(2)....................
 10.10   Second Extension Agreement between the Company and Space
          Unlimited Joint Venture #3.(6)..........................
 10.11   Stevens Graphics Corporation Pension Plan and Trust.(6)..
 10.12   Stevens Graphics Corporation Profit Sharing and 401(k)
          Savings Retirement Plan.(6).............................
 10.13   Severance Agreement among the Company, Post and Robert F.
          Hopkins.(6).............................................
 10.14   Restated and Amended Subordinated Debt Agreement dated
          March 27, 1992, together with forms of Subordinated
          Notes and Subordinated Guaranties.(6)...................
 10.15   Amended and Restated Intercreditor and Subordination
          Agreement dated April 26, 1994.(11).....................
 10.16   Contract of Sale between the Company and Banque de
          France.(6)..............................................
 10.17   Fourth Amendment to Amended and Restated Senior
          Subordinated Note Agreement dated April 29, 1994.(11)...
 10.18   Form of Stock Purchase Agreement dated as of September
          16, 1994 between the Company and certain
          investors.(12)..........................................
 10.19   Credit Agreement, dated May 16, 1995, between the Company
          and Bank of America, Texas, N.A.(13)....................
 10.20   First Amendment to Amended and Restated Subordination and
          Intercreditor Agreement dated August 1995.(14)..........
 10.21   Fifth Amendment to Amended and Restated Senior
          Subordinated Note Agreement dated August 1995.(14)......

                                                                     SEQUENTIALLY
                                                                       NUMBERED
 EXHIBIT NUMBER DESCRIPTION OF EXHIBIT                                  PAGES
 ------- -----------------------------                               ------------
 10.22   First Amendment to Credit Agreement effective August 15,
          1995 between the Company and Bank of America Texas,
          N.A.(14)................................................
 10.23   Second Amended and Restated Master Note: Reference Rate
          Related dated August 15, 1995, executed by the Company
          and payable to the order of Bank of America Texas, N.A.
          in the original principal amount of $27 million.(14)....
 10.24   Agreement and Fourth Amendment to Credit Agreement, dated
          December 31, 1996 by and among the Company, PMC
          Liquidation, Inc., Printing and Packaging Equipment
          Finance Corporation, and Bank of America.(*)............
 10.25   First Amendment to Agreement and Fourth Amendment to
          Credit Agreement, dated February 28, 1997 by and among
          the Company, PMC Liquidation, Inc., Printing and
          Packaging Equipment Finance Corporation, and Bank of
          America.(*).............................................
 10.26   Second Amendment to Agreement and Fourth Amendment to
          Credit Agreement, dated March 17, 1997 by and among the
          Company, PMC Liquidation, Inc., Printing and Packaging
          Equipment Finance Corporation, and Bank of America.(*)..
 11.1    Computation of Net Income per Common Share.(*)...........
 21.1    Subsidiaries of the Company(*)...........................
 23.1    Consent of Deloitte & Touche LLP.(*).....................
 24.1    Power of Attorney.(*)....................................
 27.1    Financial Data Schedule.(*)..............................

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