Form 10-Q
period 1997-03-31
STEVENS INTERNATIONAL INC
filed 1997-05-13
CIK 817644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934
       For the quarterly period ended            March 31, 1997
                                      -----------------------------------
                                      or

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

                 5500 Airport Freeway, Fort Worth, Texas 76117
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)

                                 817/831-3911
                                 ------------
             (Registrant's telephone number, including area code)


                  ------------------------------------------
             (Former name, former address and former fiscal year,
                 if changed since last report)  May 12, 1997

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes    XX         No
                                             --------          -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                  Outstanding at May 5,1997
---------------------------------         -------------------------
Series A Stock, $0.10 Par Value                    7,339,468
Series B Stock, $0.10 Par Value                    2,110,634

                               TABLE OF CONTENTS
                               -----------------

PART I.   FINANCIAL INFORMATION                                     PAGE NUMBER

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets                           3
          December 31, 1996 and March 31, 1997
          (unaudited)

          Consolidated Condensed Statements of Operations                 4
          Three months ended March 31, 1997 and 1996
           (unaudited)

          Consolidated Condensed Statements of                            5
          Stockholders' Equity December 31, 1996 and
          Three months ended March 31, 1997  (unaudited)

          Consolidated Condensed Statements of Cash Flows                 6
          Three months ended March 31, 1997 and 1996
          (unaudited)

          Notes to Consolidated Condensed Financial                       7
          Statements (unaudited)

  Item 2. Management's Discussion and Analysis of                         9
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              13

  Item 6. Exhibits and Reports on Form 8-K                               13

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31, 1996  MARCH 31, 1997
                                                                                          -----------------  --------------
                                                                                                             (unaudited)
                                ASSETS
Current assets:
   Cash....................................................................................    $  3,338      $    594
   Temporary investments...................................................................          --         1,418
   Trade accounts receivable, less allowance for losses of
     $4,225 and $4,218 in 1996 and 1997, respectively......................................      11,777         8,312
   Costs and estimated earnings in excess of billings on
     long-term contracts...................................................................       4,263         4,410
   Inventory  (Note 3).....................................................................      14,169        13,728
   Refundable income taxes.................................................................       2,464         2,378
   Other current assets....................................................................       2,095           436
   Assets held for sale  (Note 6)..........................................................      14,250            --
                                                                                               --------      --------
       Total current assets................................................................      52,356        31,276
Property, plant and equipment..............................................................      17,957        17,293
Other assets, net..........................................................................       7,104         6,968
                                                                                               --------      --------
                                                                                               $ 77,417      $ 55,537
                                                                                               ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..................................................................    $  9,834      $  8,260
   Billings in excess of costs and estimated earnings on
     long-term contracts...................................................................       1,544           436
   Other current liabilities...............................................................      11,697        10,954
   Customer deposits.......................................................................       2,064         2,508
   Advances from affiliates................................................................         950           950
   Current portion of long-term debt  (Note 4).............................................      37,743        22,066
                                                                                               --------      --------
       Total current liabilities...........................................................      63,832        45,174
Long-term debt.............................................................................         113            72
Deferred pension costs.....................................................................       2,576         2,576
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.10 par value, 2,000,000 shares
     authorized, none issued and outstanding
   Series A common stock, $0.10 par value, 20,000,000
     shares authorized, 7,340,000 and 7,340,000 shares
     issued and outstanding at December 31, 1996 and
     March 31, 1997, respectively..........................................................         734           734
   Series B common stock, $0.10 par value, 6,000,000
     shares authorized, 2,111,000 and 2,111,000 shares
     issued and outstanding at December 31, 1996 and
     March 31, 1997, respectively..........................................................         211           211
   Additional paid-in-capital..............................................................      39,844        39,844
   Foreign currency translation adjustment.................................................        (167)         (349)
   Excess pension liability adjustment.....................................................      (1,466)       (1,466)
   Retained earnings (deficit).............................................................     (28,260)      (31,259)
                                                                                               --------      --------
       Total stockholders' equity..........................................................      10,896         7,715
                                                                                               --------      --------
                                                                                               $ 77,417      $ 55,537
                                                                                               ========      ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                                1996           1997
                                                                                               -------       --------
Net sales..................................................................................    $ 22,613      $  8,780
Cost of sales..............................................................................     (18,794)       (7,829)
                                                                                               --------      --------
Gross profit...............................................................................       3,819           951
Selling, general and administrative expenses...............................................      (4,845)       (2,907)
                                                                                               --------      --------
Operating loss.............................................................................      (1,026)       (1,956)
Other income (expense):
   Interest income.........................................................................          14            12
   Interest expense........................................................................        (931)       (1,064)
   Other, net..............................................................................        (117)            9
                                                                                               --------      --------
                                                                                                 (1,034)       (1,043)
                                                                                               --------      --------
Loss before income taxes...................................................................      (2,060)       (2,999)
Income tax benefit  (Note 7)...............................................................         975            --
                                                                                               --------      --------
Net loss...................................................................................    $ (1,085)     $ (2,999)
                                                                                               ========      ========

Net loss per common share (Note 8).........................................................      $(0.11)       $(0.32)
                                                                                               ========      ========

Weighted average number of shares of common and common
  stock equivalents outstanding during the periods (Note 8)................................       9,451         9,451
                                                                                               ========      ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                                                                 SHARES       AMOUNT
                                                                                                 ------       ------
SERIES A STOCK
   BALANCE, DECEMBER 31, 1996..................................................................   7,340      $    734
   CONVERSION OF SERIES B STOCK TO SERIES A STOCK..............................................      --            --
                                                                                                  -----      --------
   BALANCE, MARCH 31, 1997.....................................................................   7,340      $    734
                                                                                                  =====      ========

SERIES B STOCK
   BALANCE, DECEMBER 31, 1996..................................................................   2,111      $    211
   CONVERSION OF SERIES B STOCK TO SERIES A STOCK..............................................      --            --
                                                                                                  -----      --------
   BALANCE, MARCH 31, 1997.....................................................................   2,111      $    211
                                                                                                  =====      ========

ADDITIONAL PAID-IN CAPITAL
   BALANCE, DECEMBER 31, 1996..................................................................              $ 39,844
                                                                                                             --------
   BALANCE, MARCH 31, 1997.....................................................................              $ 39,844
                                                                                                             ========

FOREIGN CURRENCY ADJUSTMENT
   BALANCE, DECEMBER 31, 1996..................................................................              $   (167)
   TRANSLATION ADJUSTMENTS.....................................................................                  (182)
                                                                                                             --------
   BALANCE, MARCH 31, 1997.....................................................................              $   (349)
                                                                                                             ========

PENSION LIABILITY ADJUSTMENT
   BALANCE, DECEMBER 31, 1996..................................................................              $ (1,466)
                                                                                                             --------
   BALANCE, MARCH 31, 1997.....................................................................              $ (1,466)
                                                                                                             ========

RETAINED EARNINGS (DEFICIT)
   BALANCE, DECEMBER 31, 1996..................................................................              $(28,260)
   NET (LOSS) FOR THREE MONTHS ENDED MARCH 31, 1997............................................                (2,999)
                                                                                                             --------
   BALANCE, MARCH 31, 1997.....................................................................              $(31,259)
                                                                                                             ========

STOCKHOLDERS' EQUITY AT MARCH 31, 1997.........................................................              $  7,715
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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                -------------------
                                                                  1996      1997
                                                                --------  ---------
CASH PROVIDED BY OPERATIONS:
 NET INCOME (LOSS)............................................  $(1,085)  $ (2,999)

 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  BY (USED IN) OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION..............................    1,406        927
   OTHER......................................................     (168)      (181)
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      TRADE ACCOUNTS RECEIVABLE...............................    3,781      3,465
      CONTRACT COSTS IN EXCESS OF BILLINGS....................    3,525     (1,255)
      INVENTORY...............................................   (2,648)       441
      OTHER ASSETS............................................   (1,304)     1,755
      TRADE ACCOUNTS PAYABLE..................................   (2,774)    (1,573)
      OTHER LIABILITIES.......................................      (95)      (299)
                                                                -------   --------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........  $   638   $    281
                                                                -------   --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT...................  $  (685)  $     (7)
 DEPOSITS AND OTHER...........................................      113         --
 DISPOSAL OF BERNAL DIVISION..................................       --     14,263
                                                                -------   --------
TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........  $  (572)  $ 14,256
                                                                -------   --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 NET PROCEEDS FROM (REPAYMENTS OF) LONG-TERM DEBT.............  $  (880)  $(15,863)
                                                                -------   --------
TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........  $  (880)  $(15,863)
                                                                -------   --------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS.........  $  (814)  $ (1,326)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD.........      814      3,338
                                                                -------   --------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD...............  $   -0-   $  2,012
                                                                =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAID DURING THE PERIOD FOR:
   INTEREST...................................................  $   614   $     12
   INCOME TAXES...............................................       90         --


           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated condensed balance sheet as of March 31, 1997, the consolidated condensed statement of stockholders' equity for the period ended March 31, 1997, the consolidated condensed statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996 have been made. The December 31, 1996 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1996 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

     The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1996 Form 10-K. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. The Company designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and security and banknote segments of the printing industry. The Company also markets and manufactures high-speed image processing systems primarily for use in the banknote and security printing industry. In addition, the Company is a worldwide leader in the manufacture of platen die cutting and creasing equipment. The Company manufactures equipment capable of converting and printing, among other items, food and beverage containers, liquid container cartons, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company has the technological and engineering expertise to combine any of the four major printing methods (offset, flexography, rotogravure and intaglio) together with cutters and creasers and product delivery systems into a single system. Complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard form size and special auxiliary functions.

3.   Inventories consist of the following:

                                     December 31,  March 31,
                                         1996        1997
                                     ------------  ---------
                                     (Amounts in thousands)
        Finished product............      $ 5,205    $ 5,598
        Work in progress............        4,026      3,463
        Raw materials...............        4,938      4,667
                                          -------    -------
                                          $14,169    $13,728
                                          =======    =======

4. For a description of the status of the bank credit facility at March 31, 1997, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The senior and senior subordinated debt is classified as a current liability and is recorded net of unamortized debt issue costs of $0.5 million at March 31, 1997.

5. As a result of the Company's continuing liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that the Company, if named a defendant in such actions in the future, will be able to settle such claims in the future. In addition, the Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition.

     In management's opinion, other than with respect to collection lawsuits, the Company has adequate legal defenses and/or insurance coverage in respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1996 Form 10-K.

6. In March 1997, the Company sold substantially all of the assets of its Bernal Division ("Bernal") including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The cash proceeds were approximately $15 million, and in addition, the purchaser assumed certain liabilities of Bernal including the accounts payable. This transaction resulted in a $12 million permanent reduction of availability under the Company's bank credit agreement. For the year ended December 31, 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes, of which $4.4 million in sales and $0.14 million in income before interest, corporate charges and taxes were recorded in the first quarter of 1996. The loss on the sale of Bernal net assets of approximately $3.5 million was reflected in the 1996 results of operations.

7. Due to accumulated losses, there are no recoverable income taxes for the three months ended March 31, 1997. The benefit of recoverable income tax expense for the three months ended March 31, 1996 was $975,000 which was principally related to reductions in currently payable taxes.

8. Earnings (loss) per common share for 1997 and 1996 are based upon the weighted average number of shares of common and common stock equivalents (stock options, when dilutive) outstanding during the periods. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Sales  The Company's sales for the three months ended March 31, 1997 decreased
-----
by $13.8 million (or 61.2%) compared to sales in the same period in 1996 due primarily to sales decreases in the packaging systems divisions ($7.1 million), specialty web products division ($6.6 million) and banknote printing equipment division ($0.2 million) offset by increases in sales at the French service and repair division ($0.1 million). Sales and gross profit includes $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process. The packaging systems divisions decrease included $4.4 million of Bernal Division sales due to the sale of Bernal in 1997.

Gross Profit  The Company's gross profit for the three months ended March 31,
------------
1997 decreased by $2.9 million compared to gross profit in the same period in 1996 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1997 decreased to 10.8% of sales as compared to 16.9% for 1996. This decrease in gross profit margin in 1997 was due primarily to absorption of fixed costs over a lower volume of sales and lower margin on prototype orders. Sales and gross profit includes $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

Selling, General and Administrative Expenses  The Company's selling, general,
--------------------------------------------
and administrative expenses decreased by $1.9 million (or 40%) for the three months ended March 31, 1997 compared to the same period in 1996 due to cost reduction efforts at all divisions in connection with the reduced volume of sales and the sale of the Bernal Division. Selling, general and administrative expenses for the three months ended March 31, 1997 were 33.1% of sales compared to 21.4% of sales for the same period in 1996 due to the decrease in sales in 1997 described above.

Other Income (Expense)   The Company's interest expense increased by $0.1
----------------------
million for the three months ended March 31, 1997 compared to the same period in 1996 due to increased cost of borrowing in 1997. Interest income was approximately the same for the three months ended March 31, 1997 as compared to interest income in the same period in 1996.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 0% and 47.3% for the three months ended March 31, 1997 and 1996, respectively. Due to continuing losses in 1997, there are no recoverable tax benefits for the three months ended March 31, 1997. The effective tax rate was due to recoverable taxes in 1996 and certain research and experimental expenditure tax credits that were recorded in March 1996.


LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND CAPITAL RESOURCES

As a result of its cash collections and the sale of Bernal (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company was able to make principal payments on its bank credit facility of $2 million and $15 million in January and March, 1997, respectively. These transactions and normal working capital advances decreased the Company's net direct bank borrowings from $23.1 million at December 31, 1996 to $7.3 million at March 31, 1997.

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

Net cash provided by (used in) operating activities (before working capital requirements) was ($2.2) and $0.1 million for the three months ended March 31, 1997 and 1996, respectively. Working capital provided cash of $2.5 and $0.5 million for the three months ended March 31, 1997 and 1996, respectively. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During periods of sales decline such as 1996 and the first quarter of 1997, the Company's working capital provides cash as receivables are collected and inventory is utilized.

The Company continues to experience performance issues with respect to certain of its newer products which has negatively impacted collection of accounts receivable and the booking of new orders. The Company believes, however, that significant progress is being made regarding resolving performance issues.

The reduced liquidity resulting from the order slowdown and collection delays required the Company to fully draw upon its bank credit facility and contributed to the Company's failure to make the payment of a $3.6 million principal payment due June 30, 1996 to its Senior Subordinated Note holders. In addition, the losses incurred by the Company in the three months ended March 31, 1997 and for the year-ended December 31, 1996 resulted in non-compliance with a debt coverage and debt to equity ratio in the Company's bank credit facility agreement and a net worth covenant in the agreement governing the Senior Subordinated Notes. The reduced liquidity has also impacted the Company's ability to make timely payment with respect to its accounts payable. As a result, the Company has experienced delays in its ability to obtain raw materials and inventory.

The Company modified its bank credit facility agreement in January 1997 and in May 1997 providing for a bridge loan arrangement of the Company's bank indebtedness through June 30, 1997. To date, no permanent agreement has been reached with the Company's bank or the holders of the Senior Subordinated Notes. Accordingly, all of the Company's bank debt and the entire principal amount of the Senior Subordinated Notes, together with accrued and unpaid interest has been classified as a current liability at March 31, 1997. Pursuant to the terms of an intercreditor agreement entered into by the Company, the bank and the holders of the Senior Subordinated Notes, a standstill letter was issued by the bank on January 10, 1997 preventing any payments to the holders of the Senior Subordinated Notes for a 180 day period. Accordingly, the Company did not make its scheduled interest payment to the holders of the Senior Subordinated Notes at December 31, 1996 or at March 31, 1997.

At March 31, 1997, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of March 31, 1997, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity. As previously stated, the June 30, 1996 principal payment was not made.

Under its credit facility at March 31, 1997, the Company's maximum borrowings were limited to a borrowing base formula, which could not exceed $15 million in the form of direct borrowings and letters of credit. As of March 31, 1997 there was $7.3 million in direct borrowings and $0.1 million in standby letters of credit outstanding under the bank credit facility, with additional availability for such borrowings of $2.0 million.

At March 31, 1997, $7.3 million of the Company's bank borrowings were at the lender's prime rate of interest (8.25%) plus 1.75%, or a total of 10% interest. The amounts borrowed under the credit facility have been used for working capital.

Both the agreement concerning the bank credit facility and the agreement with the holders of the Senior Subordinated Notes provide for joint and several guaranties by the domestic operating subsidiaries of the Company. To secure the indebtedness and the guaranties, a first lien was granted to the lender, and a second lien was granted to the holders of the Senior Subordinated Notes, on substantially all the assets of the Company and its domestic divisions.

The borrowings under the bank credit facility and Senior Subordinated Notes agreement are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

With the sale of Bernal and assuming that the contemplated restructuring of its indebtedness is completed, and that one of several strategic, financial alternatives, principally the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

There can be no assurance that the Company's restructuring efforts will be successful, or that the Company's bank or the holders of the Senior Subordinated Notes, who hold first and second liens on all assets of the Company, will agree to restructured obligations consistent with the Company's anticipated cash availability. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of its agreement with its bank and the agreement with the holders of its Senior Subordinated Notes, the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its obligations or fulfill the covenants in its debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. In 1996, the Company's Chairman and Chief Executive Officer loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France receivable ( approximately $1.7 million). Although the Banque de France receivable has been collected, as of March 31, 1997, this loan from the Chairman had not been repaid.

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


Backlog and Orders  The Company's backlog of unfilled orders at March 31, 1997
------------------
was approximately $17.4 million compared to $20.7 million at December 31, 1996, a decrease of (15.9%). The backlog decrease included $3.5 million of specialty web equipment as compared to year-end 1996, offset by small changes in the Company's other divisions. The backlog at March 31 in each of the preceding five years has ranged from a low of $28.7 million in 1991 to a high of $68.0 million in 1995.

The reduction in backlog is the result of a reduced order flow in 1996. Orders for the three months ended March 31, 1997 were $5.4 million compared to $14.1 for the comparable period in 1996, a decrease of $8.7 million while shipments decreased $13.8 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders, certain product performance issues, and in part to liquidity problems faced by the Company. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


EXHIBIT   NUMBER DESCRIPTION OF EXHIBIT
-------   -----------------------------
  3.1     Second Amended and Restated Certificate of Incorporation of the
           Company.(1)
  3.2     Bylaws of the Company, as amended.(2)
  4.1     Specimen of Series A Common Stock Certificate.(3)
  4.2     Specimen of Series B Common Stock Certificate.(4)
 10.1 Asset Purchase Agreement by and between Stevens International, Inc. and Bernal International, Inc. dated March 18, 1997. (5)
 10.2 Agreement and Fourth Amendment to Credit Agreement, dated December 31, 1996 by and among the Company, PMC Liquidation, Inc., Printing and Packaging Equipment Finance Corporation, and Bank of America. (6)

EXHIBIT   NUMBER DESCRIPTION OF EXHIBIT
-------   -----------------------------
 10.3 First Amendment to Agreement and Fourth Amendment to Credit Agreement, dated February 28, 1997 by and among the Company, PMC Liquidation, Inc., Printing and Packaging Equipment Finance Corporation, and Bank of America. (6)
 10.4 Second Amendment to Agreement and Fourth Amendment to Credit Agreement, dated March 17, 1997 by and among the Company, PMC Liquidation, Inc., Printing and Packaging Equipment Finance Corporation, and Bank of America. (6)
 11.1     Computation of Net Income per Common Share.(*)
 27.1     Financial Data Schedule.(*)

------------------------

 *  Filed herewith.
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Current Report, Form 8-K dated March 18, 1997 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
    (b)  Reports on Form 8-K.

   The Registrant filed a Current Report on Form 8-K dated March 18, 1997 to report the sale of its Bernal Division under Item 2. Acquisition or Disposition of Assets.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STEVENS INTERNATIONAL, INC.



Date: May 8, 1997                       By:  /s/  Paul I. Stevens
                                           -----------------------------------
                                        Paul I. Stevens
                                        Chief Executive Officer
                                        and Acting Chief Financial Officer