Form 10-Q
period 1997-06-30
STEVENS INTERNATIONAL INC
filed 1997-08-14
CIK 817644

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934
       For the quarterly period ended         June 30, 1997
                                     ----------------------

                                      or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                       Commission file number   1-9603
                                             ------------

                          STEVENS INTERNATIONAL, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     75-2159407
        ------------------------------------------------------------
        (State or other jurisdiction of            (IRS Employer
         incorporation or organization)         Identification No.)

              5500 Airport Freeway, Fort Worth, Texas      76117
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)

                                 817/831-3911
                                 ------------
             (Registrant's telephone number, including area code)

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  XX    No
                                          ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Title of Each Class                       Outstanding at August 8,1997
-------------------------------                 -----------------------------

Series A Stock, $0.10 Par Value                       7,339,468
Series B Stock, $0.10 Par Value                       2,110,634

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION                                      PAGE NUMBER

   Item 1.   Financial Statements

                Consolidated Condensed Balance Sheets                    3
                December 31, 1996 and June 30, 1997
                (unaudited)

                Consolidated Condensed Statements of Operations          4
                Three and Six months ended June 30, 1997 and 1996
                (unaudited)

                Consolidated Condensed Statements of                     5
                Stockholders' Equity December 31, 1996 and Six months ended June 30, 1997 (unaudited)

                Consolidated Condensed Statements of Cash Flows          6
                Six months ended June 30, 1997 and 1996 (unaudited)

                Notes to Consolidated Condensed Financial Statements     7
                (unaudited)

   Item 2.  Management's Discussion and Analysis of Financial            9
            Condition and Results of Operations


   PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                          13

   Item 4.   Submission of Matters to a Vote of Security                14
             Holders

   Item 6.   Exhibits and Reports on Form 8-K                           14

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   DECEMBER 31, 1996    JUNE 30, 1997
                                                                   -----------------    -------------
                                                                                         (unaudited)
                                                                                               C>
                               ASSETS
Current assets:
  Cash...........................................................       $   3,338           $    183
  Temporary investments..........................................              --              1,360
  Trade accounts receivable, less allowance for losses of
   $4,225 and $3,496 in 1996 and 1997, respectively..............          11,777              7,025
  Costs and estimated earnings in excess of billings on
   long-term contracts...........................................           4,263              2,547
  Inventory (Note 3).............................................          14,169             14,197
  Refundable income taxes........................................           2,464                 68
  Other current assets...........................................           2,095                485
  Assets held for sale  (Note 6).................................          14,250                 --
                                                                        ---------           --------
              Total current assets...............................          52,356             25,865
Property, plant and equipment....................................          17,957             16,618
Other assets, net................................................           7,104              6,842
                                                                        ---------           --------
                                                                        $  77,417           $ 49,325
                                                                        =========           ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.........................................       $   9,834           $  4,502
  Billings in excess of costs and estimated earnings on
   long-term contracts...........................................           1,544                203
  Other current liabilities......................................          11,697              9,531
  Customer deposits..............................................           2,064              1,470
  Advances from affiliates.......................................             950                950
  Current portion of long-term debt  (Note 4)....................          37,743             25,700
                                                                        ---------           --------
              Total current liabilities..........................          63,832             42,356
Long-term debt...................................................             113                 58
Deferred pension costs...........................................           2,576              2,576
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.10 par value, 2,000,000 shares
   authorized, none issued and outstanding
  Series A common stock, $0.10 par value, 20,000,000
   shares authorized, 7,340,000 shares
   issued and outstanding at December 31, 1996 and
   June 30, 1997.................................................             734                734
  Series B common stock, $0.10 par value, 6,000,000
   shares authorized, 2,111,000 shares
   issued and outstanding at December 31, 1996 and
   June 30, 1997.................................................             211                211
  Additional paid-in-capital.....................................          39,844             39,844
  Foreign currency translation adjustment........................            (167)              (324)
  Excess pension liability adjustment............................          (1,466)            (1,466)
  Retained earnings (deficit)....................................         (28,260)           (34,664)
                                                                        ---------           --------
  Total stockholders' equity.....................................          10,896              4,335
                                                                        ---------           --------
                                                                        $  77,417           $ 49,325
                                                                        =========           ========

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                            1996          1997      1996          1997
                                         --------       -------    -------     --------
Net sales............................     $18,732       $ 7,311    $41,345     $ 16,091
Cost of sales........................      16,680         7,883     35,474       15,712
                                          -------       -------   --------  -----------
Gross profit (loss)..................       2,052          (572)     5,871          379

Selling, general and administrative
 expenses............................       4,446         1,846      9,291        4,753
Restructuring charge.................       1,000            --      1,000           --
                                          -------       -------   --------  -----------
Operating income (loss)..............      (3,394)       (2,418)    (4,420)      (4,374)

Other income (expense):
Interest income......................          24             3         38           15
Interest expense.....................      (1,026)         (805)    (1,957)      (1,869)
Lawsuit settlement expense (Note 5)..        (700)           --       (700)          --
Other, net...........................        (198)         (185)      (315)        (176)
                                          -------       -------   --------  -----------
                                           (1,900)         (987)    (2,934)      (2,030)
                                          -------       -------   --------  -----------
Income (loss) before income taxes....      (5,294)       (3,405)    (7,354)      (6,404)
Income tax (expense) benefit.........       1,553            --      2,528           --
                                          -------       -------   --------  -----------
Net income (loss)....................     $(3,741)      $(3,405)   $(4,826)    $ (6,404)
                                          =======       =======    =======     ========

Net income (loss) per common share
 (Note 7)............................      $(0.40)       $(0.36)    $(0.51)      $(0.68)
                                          =======       =======    =======     ========

Weighted average number of shares of
 common and common stock equivalents
 outstanding during the  periods
 (Note 7)............................       9,451         9,451      9,451        9,451
                                          =======       =======    =======     ========


           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)



                                                               SHARES     AMOUNT
                                                              --------  ----------
Series A Stock
  Balance, December 31, 1996............................          7,340  $    734
  Conversion of Series B stock to Series A stock........             --        --
                                                               --------  --------
  Balance, June 30, 1997................................          7,340  $    734
                                                               ========  ========

Series B Stock
  Balance, December 31, 1996............................          2,111  $    211
  Conversion of Series B stock to Series A Stock........             --        --
                                                               --------  --------
  Balance, June 30, 1997................................          2,111  $    211
                                                               ========  ========

Additional Paid-In Capital
  Balance, December 31, 1996............................                 $ 39,844
                                                                         --------
  Balance, June 30, 1997................................                 $ 39,844
                                                                         ========
Foreign Currency Adjustment
  Balance, December 31, 1996............................                 $   (167)
  Translation Adjustments...............................                     (157)
                                                                         --------
  Balance, June 30, 1997................................                 $   (324)
                                                                         ========

Pension Liability Adjustment
  Balance, December 31, 1996............................                 $ (1,466)
                                                                         --------
  Balance, June 30, 1997................................                 $ (1,466)
                                                                         ========

Retained Earnings (Deficit)
  Balance, December 31, 1996............................                 $(28,260)
  Net (loss) for six months ended June 30, 1997.........                   (6,404)
                                                                         --------
  Balance, June 30, 1997................................                 $(34,664)
                                                                         ========

Stockholders' Equity at June 30, 1997...................                 $  4,335
                                                                         ========

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1996      1997
                                                              --------  ---------
Cash provided by operations:
  Net (loss)...............................................   $(4,826)  $ (6,404)

  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
  Depreciation and amortization............................     2,761      1,588
  Deferred and refundable taxes............................    (2,661)        --
  Lawsuit settlement expense...............................       700         --
  Other....................................................      (327)      (157)
  Changes in operating assets and liabilities:
  Trade accounts receivable................................     4,339      4,752
  Contract costs in excess of billings.....................     5,608        375
  Inventory................................................    (2,530)       (28)
  Refundable income taxes..................................        --      2,396
  Other assets.............................................      (838)     1,746
  Trade accounts payable...................................      (720)    (5,332)
  Other liabilities........................................    (1,116)    (2,760)
                                                              -------   --------
Total cash provided by (used in ) operating activities.....       390     (3,824)
                                                              -------   --------

Cash provided by (used in ) investing activities:
  Additions to property, plant and equipment...............      (679)       (27)
  Deposits and other.......................................       113         --
  Disposal of Bernal Division..............................        --     14,298
                                                              -------   --------
Total cash provided by (used in) investing activities......      (566)    14,271
                                                              -------   --------

Cash provided by (used in) financing activities:
  Net proceeds from (repayments of) long-term debt.........    (3,489)   (12,242)
  Increase in current portion of long-term debt............     3,568         --
                                                              -------   --------
Total cash provided by (used in) financing activities......        79    (12,242)
                                                              -------   --------

Decrease in cash and temporary investments.................       (97)    (1,795)
Cash and temporary investments at beginning of period......       814      3,338
                                                              -------   --------
Cash and temporary investments at end of period............   $   717   $  1,543
                                                              =======   ========

Supplemental disclosure of cash flow information:
    Cash paid (received) during the period for:
    Interest...............................................   $ 1,525   $    532
    Income taxes...........................................        90     (2,311)


           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated condensed balance sheet as of June 30, 1997, the consolidated condensed statement of stockholders' equity for the period ended June 30, 1997, the consolidated condensed statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996 have been made. The December 31, 1996 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1996 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

    The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1996 Form 10-K. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories consist of the following:


                                    December 31,    June 30,
                                      1996            1997
                                   ------------   ------------
                                       (Amounts in thousands)
Finished product                      $ 5,205         $ 2,569
Work in progress                        4,026           3,538
Raw materials                           4,938           8,090
                                      -------         -------
                                      $14,169         $14,197
                                      =======         =======

4. For a description of the restructured bank credit facility and Senior Subordinated Notes at August 1, 1997, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The senior and senior subordinated debt is classified as a current liability and is recorded net of unamortized debt issue costs of $0.4 million at June 30, 1997.


5. The Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that the Company, if named a defendant in such actions in the future, will be able to settle such claims in the future. In addition, the Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition.


    In management's opinion, other than with respect to collection lawsuits, the Company has adequate legal defenses and/or insurance coverage in respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1996 Form 10-K.


6. In March 1997, the Company sold substantially all of the assets of its Bernal Division ("Bernal") including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The cash proceeds were approximately $15 million, and in addition, the purchaser assumed certain liabilities of Bernal approximating $5 million, including the accounts payable. This transaction resulted in a $12 million permanent reduction of availability under the Company's bank credit agreement. For the year ended December 31, 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes, of which $10.6 million in sales and $1.0 million in income before interest, corporate charges and taxes were recorded in the first six months of 1996. The loss on the sale of Bernal net assets of approximately $3.5 million was reflected in the 1996 results of operations.

7. Due to accumulated losses, there are no recoverable income taxes for the three and six months ended June 30, 1997. The benefit of recoverable income tax expense for the three and six months ended June 30, 1996 was $1,553,000 and $2,528,000, respectively, which was principally related to reductions in currently payable taxes.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996


Sales  The Company's sales for the six months ended June 30, 1997 decreased by
-----
$25.3 million (or 61.1%) compared to sales in the same period in 1996 due primarily to sales decreases in the packaging systems divisions ($14.7 million), specialty web products division ($9.6 million) and banknote printing equipment division ($0.8 million) offset by increases in sales at the French service and repair division ($0.2 million). Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process. The packaging systems divisions decrease included $10.6 million of Bernal sales which division was sold by the Company in the first quarter of 1997.

Gross Profit  The Company's gross profit for the six months ended June 30, 1997
------------
decreased by $5.5 million compared to gross profit in the same period in 1996 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1997 decreased to 2.4% of sales as compared to 14.2% for 1996. This decrease in gross profit margin in 1997 was due primarily to absorption of fixed costs over a lower volume of sales and costs incurred in completing the Automatic Currency Examination ("ACE") system for the Bank of England Printing Works. Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.


Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses decreased by $4.5 million (or 48.8%) for the six months ended June 30, 1997 compared to the same period in 1996 due to cost reduction efforts at corporate headquarters and at all divisions in connection with the reduced volume of sales, the sale of Bernal, and a reduction in the allowance for losses on collection of trade accounts receivable in the 1997 period. Selling, general and administrative expenses for the six months ended June 30, 1997 were 29.5% of sales compared to 22.5% of sales for the same period in 1996 due to the decrease in sales in 1997 described above.

Other Income (Expense)   The Company's interest expense decreased by $0.1
----------------------
million for the six months ended June 30, 1997 compared to the same period in 1996 due to the reduced borrowings in 1997 resulting from the application of Bernal sale proceeds to pay down bank indebtedness, offset by an increased cost of borrowing in 1997. Interest income was approximately the same for the six months ended June 30, 1997 as compared to interest income in the same period in 1996.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996


Sales  The Company's sales for the three months ended June 30, 1997 decreased by
-----
$11.4 million (or 61%) compared to sales in the same period in 1996 due primarily to sales decreases in the packaging systems divisions ($7.3 million), specialty web products division ($3.4 million) and banknote printing equipment division ($0.6 million) offset by increases in sales at the French service and repair division ($0.1 million). The packaging systems divisions decrease included $6.2 million of Bernal sales which division was sold by the Company in the first quarter of 1997.

Gross Profit (Loss)  The Company's gross profit (loss) for the three months
-------------------
ended June 30, 1997 decreased by $2.6 million compared to gross profit in the same period in 1996 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1997 decreased to (-7.8%) of sales as compared to 11.0% for 1996. This decrease in gross profit margin in 1997 was due primarily to absorption of fixed costs over a lower volume of sales and cost incurred in completing the ACE system.

Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses decreased by $2.6 million (or 58.5%) for the three months ended June 30, 1997 compared to the same period in 1996 due to cost reduction efforts at corporate headquarters and at all divisions in connection with the reduced volume of sales, the sale of Bernal, and a reduction in the allowance for losses on collection of trade accounts receivable in the 1997 period. Selling, general and administrative expenses for the three months ended June 30, 1997 were 25.2 % of sales compared to 23.7% of sales for the same period in 1996 due to the decrease in sales in 1997 described above.

Other Income (Expense)   The Company's interest expense decreased by $0.2
----------------------
million for the three months ended June 30, 1997 compared to the same period in 1996 due to the reduced borrowings in 1997 resulting from the application of the Bernal sale proceeds to pay down bank indebtedness, offset by an increased cost of borrowing in 1997. Interest income decreased slightly for the three months ended June 30, 1997 as compared to interest income in the same period in 1996.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 0% and 29.3% for the three months and 0% and 34.4% for the six months ended June 30, 1997 and 1996, respectively. Due to continuing losses in 1997, there are no recoverable tax benefits for the three and six months ended June 30, 1997. The 1996 effective tax rate was due to recoverable taxes in 1996 and certain research and experimental expenditure tax credits that were recorded in March 1996.

LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND CAPITAL RESOURCES

As a result of its cash collections and the sale of Bernal (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company was able to make principal payments on its bank credit facility of $2 million and $15 million in January and March, 1997, respectively. These transactions and normal working capital advances decreased the Company's net direct bank borrowings from $23.1 million at December 31, 1996 to $10.8 million at June 30, 1997.

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

Net cash provided by (used in) operating activities (before working capital requirements) was ($4.97) and ($4.35) million for the six months ended June 30, 1997 and 1996, respectively. Working capital provided cash of $1.15 and $4.74 million for the six months ended June 30, 1997 and 1996, respectively. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During periods of sales decline such as 1996 and the first six months of 1997, the Company's working capital provides cash as receivables are collected and inventory is utilized.

In August 1997, the Company, its bank lender and the holders ("Note Holders") of the Company's Senior Subordinated Notes due June 30, 2000 ("Senior Subordinated Notes") entered into agreements providing for the modification of the bank credit facility and the agreement governing the Senior Subordinated Notes. These agreements provided for the waiver of all prior defaults; revised financial covenants, including a minimum net worth requirement of $2 million; certain limitations on permitting refinancings of the bank credit facility; payment of $100,000 in interest on the Senior Subordinated Notes in August, 1997, with an additional payment of $200,000 in interest in December, 1997, and $1.03 million in interest and fees added to principal of the Senior Subordinated Notes and due on June 30, 2000; and an increase in the interest rate under the bank credit facility to 2.5% over the bank's prime rate of interest. Substantially all of the assets of the Company continue to serve as collateral for the indebtedness evidenced by the bank credit facility and the Senior Subordinated Notes. In addition, the modifications contemplate sales of certain assets of the Company in order to further reduce bank indebtedness, subject to approval of the bank, prior to December 31, 1997 and May 31, 1998.

At June 30, 1997, the Company's indebtedness was comprised primarily of a bank credit facility due December 31, 1997 and the Company's Senior Subordinated Notes due June 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of June 30, 1997, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $7.2 million being due on June 30, 1998, $4.0 million due on June 30, 1999, and a final payment of $5.1 million at maturity, including $1.03 million in interest and fees per the August 1997 agreement with the Note Holders. The Senior

Subordinated Notes are classified as currently payable since the Company has not completed the sale of certain assets being offered for sale.

Under its credit facility at June 30, 1997 and under the August 1997 modification discussed earlier, the Company's maximum borrowings were limited to a borrowing base formula, which could not exceed $14.7 million in the form of direct borrowings and letters of credit. As of June 30, 1997 there was $10.8 million in direct borrowings and $0.1 million in standby letters of credit outstanding under the bank credit facility, with additional availability for such borrowings of $0.4 million as determined by the borrowing base formula.

At June 30, 1997, $10.8 million of the Company's bank borrowings were at the lender's prime rate of interest (8.50%) plus 1.75%, or a total of 10.25% interest. The amounts borrowed under the credit facility have been used for working capital. As indicated above, effective August 1, 1997 the interest rate on the bank credit facility increased to 2.5% over the lender's prime rate.

The borrowings under the bank credit facility and Senior Subordinated Notes agreement are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

With the sale of Bernal, and assuming that one of several strategic, financial alternatives, principally the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

There can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the further redeployment of assets and the sale of certain assets by December 31, 1997, and a return to profitable operations. If the Company is unsuccessful in these efforts, it may be unable to comply with the covenants in its debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

In addition, the Company may incur, from time to time subject to the approval of the bank and Note Holders, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. In 1996, the Company's Chairman and Chief Executive Officer loaned the Company $950,000 for its short-term cash requirements which is to be mandatorily repaid from proceeds of the Banque de France receivable (approximately $1.7 million). The Chairman has agreed with the Company's bank not to seek repayment until after December 31, 1997. Although the Banque de France receivable has been collected, as of June 30, 1997, this loan from the Chairman had not been repaid.

The success of the Company's plans will continue to be impacted by its ability to achieve timely deliveries, final acceptance of the ACE system by the Bank of England, improved terms of domestic orders, and timely implementation of cost reduction measures. While the Company believes it is making significant progress in these areas, there can be no assurance that the Company will be successful in these endeavors.

Backlog and Orders  The Company's backlog of unfilled orders at June 30, 1997
------------------
was approximately $13.8 million compared to $20.7 million at December 31, 1996, a decrease of (33%). The backlog decrease included $5.5 million of specialty web and $2.3 million of packaging equipment as compared to year-end 1996, offset by small changes in the Company's other divisions. The backlog at June 30 in each of the preceding five years has ranged from a low of $27.4 million in 1996 to a high of $65.0 million in 1995.

The reduction in backlog is the result of a reduced order flow in 1997 and 1996. Orders for the six months ended June 30, 1997 were $9.4 million compared to $29.8 for the comparable period in 1996, a decrease of $20.4 million, including a $7.9 million decrease due to the sale of Bernal, while shipments decreased $25.2 million. The Company believes the reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders, certain product performance issues, and in part to liquidity problems faced by the Company. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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


PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


In 1996, the Company filed a suit seeking damages and injunctive relief against Paul W. Bergland, a former vice-president, for, among other things, theft of trade secrets, fraud, breach of contract, and breach of a confidential relationship. Discovery is ongoing. On March 3, 1997, Bergland filed his original answer and a counterclaim. ConverTek, Inc., a corporation in which Bergland claims an ownership interest, has joined the suit as a counter claimant against the Company. The counterclaim alleges claims for defamation, tortious interference with prospective business relationships and breach of contract against the Company. It also seeks a declaratory judgment declaring that the confidential information agreement and agreement not to compete signed by Bergland are unenforceable. The Company denies all liability and intends to prosecute its claims and defend the counterclaims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Stockholders (the "Meeting") on May 22, 1997. At the Meeting, the stockholders of the Company considered and voted upon the following matters, with the results indicated:

(1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuing year:


              Series A Nominees       Votes For     Votes Withheld
              -----------------       ---------     --------------
              John W. Stodder         3,961,740          95,915
              Edgar H. Schollmaier    3,962,890          94,765


              Series B Nominees
              -----------------

              Paul I. Stevens         1,812,220              85
              Richard I. Stevens      1,812,220              85
              Constance I. Stevens    1,812,220              85
              Robert H. Brown, Jr.    1,812,220              85
              James D. Cavanaugh      1,812,220              85
              Michel A. Destresse     1,812,220              85

(2) The stockholders of the Company ratified the selection of Deloitte & Touche as the Company's independent accountants to audit the Company's financial statements for the 1997 fiscal year by the following vote:

                                                    Abstentions /
              Votes For         Votes Against     Broker Non-Votes
              ---------         -------------     ----------------
              5,833,435            17,800             18,725


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


  EXHIBIT     NUMBER DESCRIPTION OF EXHIBIT
  -------     -----------------------------
    3.1       Second Amended and Restated Certificate of Incorporation of the
              Company. (1)
    3.2       Bylaws of the Company, as amended. (2)
    4.1       Specimen of Series A Common Stock Certificate. (3)
    4.2       Specimen of Series B Common Stock Certificate. (4)
   10.1       Sixth Amendment to Amended and Restated Senior Subordinated Note
              Agreement and Waiver by and between Stevens International, Inc.,
              Aetna Life Insurance Company, The Mutual Life Insurance Company of
              New York, and MONY Life Insurance Company of America, dated July
              31, 1997. (*)
   10.2       Fifth Amendment to Credit Agreement by and between Bank of America
              Texas, N.A., Stevens International, Inc., PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation, dated
              July 31, 1997. (*)

  EXHIBIT     NUMBER DESCRIPTION OF EXHIBIT
  -------     -----------------------------
   10.3       Second Amendment to Amended and Restated Subordination and
              Intercreditor Agreement by and between Stevens International,
              Inc., PMC Liquidation, Inc., Printing and Packaging Equipment
              Finance Corporation, Aetna Life Insurance Company, The Mutual Life
              Insurance Company of New York, MONY Life Insurance Company of
              America, Bank of America Texas, N.A., and The Bank of New York, dated July 31, 1997. (*)
   11.1       Computation of Net Income per Common Share. (*)
   27.1       Financial Data Schedule. (*)

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

     (b) The Registrant filed a Current Report on Form 8-K dated March 18, 1997 to report the sale of Bernal under Item 2. Acquisition or Disposition of Assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             STEVENS INTERNATIONAL, INC.



Date: August 11, 1997        By: /s/  Paul I. Stevens
                                 ------------------------
                                 Paul I. Stevens
                                 Chief Executive Officer
                                 and Acting Chief Financial Officer