Form 10-Q
period 1997-09-30
STEVENS INTERNATIONAL INC
filed 1997-11-13
CIK 817644

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934
       For the quarterly period ended             September 30, 1997
                                      ---------------------------------------
                                      or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                       Commission file number     1-9603
                                              -------------

                          STEVENS INTERNATIONAL, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                             75-2159407
         -------------------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)         Identification No.)

                 5500 Airport Freeway, Fort Worth, Texas 76117
         -------------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                 817/831-3911
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)

         -------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   XX      No
                                            ------        ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class                Outstanding at November 5, 1997
-------------------------------         -------------------------------
Series A Stock, $0.10 Par Value                     7,390,899
Series B Stock, $0.10 Par Value                     2,097,134

                               TABLE OF CONTENTS
                               -----------------

PART I.    FINANCIAL INFORMATION                                     PAGE NUMBER

  Item 1.  Financial Statements

                Consolidated Condensed Balance Sheets                       3
                December 31, 1996 and September 30, 1997
                (unaudited)

                Consolidated Condensed Statements of Operations             4
                Three and Nine months ended September 30, 1997 and 1996 (unaudited)

                Consolidated Condensed Statements of                        5
                Stockholders' Equity December 31, 1996 and
                Nine months ended September 30, 1997  (unaudited)

                Consolidated Condensed Statements of Cash Flows             6
                Nine months ended September 30, 1997 and 1996
                (unaudited)

                Notes to Consolidated Condensed Financial                   7
                Statements (unaudited)

  Item 2.  Management's Discussion and Analysis of                          9
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                14

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                            DECEMBER 31, 1996 SEPTEMBER 30, 1997
                                            ----------------- ------------------
                                                                (unaudited)

               ASSETS
Current assets:
   Cash.......................................... $  3,338           $    650
   Trade accounts receivable, less
    allowance for losses of $4,225 and
    $2,889 in 1996 and 1997, respectively........   11,777              5,855
   Costs and estimated earnings in
    excess of billings on
    long-term contracts..........................    4,263              2,991
   Inventory  (Note 3)...........................   14,169             13,065
   Refundable income taxes.......................    2,464                 64
   Other current assets..........................    2,095                782
   Assets held for sale  (Note 6)................   14,250                 --
                                                  --------           --------
       Total current assets......................   52,356             23,407
Property, plant and equipment....................   17,957             15,977
Other assets, net................................    7,104              6,724
                                                  --------           --------
                                                  $ 77,417           $ 46,108
                                                  ========           ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable........................ $  9,834           $  4,146
   Billings in excess of costs and
    estimated earnings on
    long-term contracts..........................    1,544                304
   Other current liabilities.....................   11,697              6,956
   Customer deposits.............................    2,064              1,814
   Advances from affiliates......................      950                950
   Current portion of long-term debt
    (Note 4).....................................   37,743             27,161
                                                  --------           --------
       Total current liabilities.................   63,832             41,331
Long-term debt...................................      113                 47
Deferred pension costs...........................    2,576              2,576
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.10 par value,
    2,000,000 shares authorized, none
    issued and outstanding
   Series A common stock, $0.10 par
    value, 20,000,000 shares authorized,
    7,340,000 shares issued and
    outstanding at December 31, 1996
    and September 30, 1997.......................      734                734
   Series B common stock, $0.10 par
    value, 6,000,000 shares authorized,
    2,111,000 shares issued and
    outstanding at December 31, 1996
    and September 30, 1997.......................      211                211
   Additional paid-in-capital....................   39,844             39,844
   Foreign currency translation
    adjustment...................................     (167)              (550)
   Excess pension liability adjustment...........   (1,466)            (1,466)
   Retained earnings (deficit)...................  (28,260)           (36,619)
                                                  --------           --------
       Total stockholders' equity................   10,896              2,154
                                                  --------           --------
                                                  $ 77,417           $ 46,108
                                                  ========           ========

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                       1996       1997       1996       1997
                                     -------    -------    --------    -------
Net sales........................... $12,770    $ 8,157    $ 54,115    $24,248
Cost of sales.......................  13,976      7,154      49,450     22,866
                                     -------    -------    --------    -------
Gross profit (loss).................  (1,206)     1,003       4,665      1,382

Selling, general and
 administrative expenses............   4,457      1,959      13,748      6,712
Restructuring charge................      --         --       1,000         --
                                     -------    -------    --------    -------
Operating income (loss).............  (5,663)      (956)    (10,083)    (5,330)

Other income (expense):
Interest income.....................      12         79          50         94
Interest expense....................    (962)      (876)     (2,919)    (2,745)
Lawsuit settlement expense..........      --         --        (700)        --
Other, net..........................    (139)      (416)       (454)      (592)
                                     -------    -------    --------    -------
                                      (1,089)    (1,213)     (4,023)    (3,243)
                                     -------    -------    --------    -------

Income (loss) before income taxes...  (6,752)    (2,169)    (14,106)    (8,573)
Income tax (expense) benefit
 (Note 7)...........................   2,685        213       5,213        213
                                     -------    -------    --------    -------
Net income (loss)................... $(4,067)   $(1,956)   $ (8,893)   $(8,360)
                                     =======    =======    ========    =======

Net income (loss) per common
 share (Note 8)..................... $ (0.43)   $ (0.20)   $  (0.94)   $ (0.88)
                                     =======    =======    ========    =======

Weighted average number of shares
 of common and common stock
 equivalents outstanding during
 the periods (Note 8)...............   9,451      9,451       9,451      9,451
                                     =======    =======    ========    =======


See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                 SHARES        AMOUNT
                                                ---------     --------
Series A Stock
   Balance, December 31, 1996..................     7,340     $    734
   Conversion of Series B stock to Series A
    stock......................................        --           --
                                                ---------     --------
   Balance, September 30, 1997.................     7,340     $    734
                                                =========     ========

Series B Stock
   Balance, December 31, 1996..................     2,111     $    211
   Conversion of Series B stock to Series A
    stock......................................        --           --
                                                ---------     --------
   Balance, September 30, 1997.................     2,111     $    211
                                                =========     ========

Additional Paid-In Capital
   Balance, December 31, 1996..................               $ 39,844
                                                              --------
   Balance, September 30, 1997.................               $ 39,844
                                                              ========

Foreign Currency Adjustment
   Balance, December 31, 1996..................               $   (168)
   Translation adjustments.....................                   (382)
                                                              --------
   Balance, September 30, 1997.................               $   (550)
                                                              ========

Pension Liability Adjustment
   Balance, December 31, 1996..................               $ (1,466)
                                                              --------
   Balance, September 30, 1997.................               $ (1,466)
                                                              ========

Retained Earnings (Deficit)
   Balance, December 31, 1996..................               $(28,259)
   Net (loss) for nine months ended September
    30, 1997...................................                 (8,360)
                                                              --------
   Balance, September 30, 1997.................               $(36,619)
                                                              ========

Stockholders' Equity at September 30, 1997.....               $  2,154
                                                              ========


See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 -----------------------
                                                   1996          1997
                                                 --------      ---------
Cash provided by operations:
   Net (loss)................................... $(8,893)      $ (8,360)

   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization..............   4,222          2,772
     Deferred and refundable taxes..............  (5,346)            --
     Lawsuit settlement expense.................     700             --
     Other......................................    (327)          (382)
     Changes in operating assets and
      liabilities:
       Trade accounts receivable................   4,638          5,922
       Contract costs in excess of billings.....   9,596             32
       Inventory................................  (2,235)         1,104
       Refundable income taxes..................      --          2,400
       Other assets.............................    (371)         1,318
       Trade accounts payable...................  (1,431)        (5,688)
       Other liabilities........................     119         (4,991)
                                                 -------       --------
Total cash provided by (used in)
 operating activities...........................     672         (5,873)
                                                 -------       --------

Cash provided by (used in) investing
 activities:
   Additions to property, plant and
    equipment...................................   (1662)           (33)
   Proceeds from sale of assets.................     177             --
   Deposits and other...........................     113             --
   Disposal of Bernal division..................      --         14,298
                                                 -------       --------
Total cash provided by (used in) investing
 activities.....................................  (1,372)        14,265
                                                 -------       --------

Cash provided by (used in) financing
 activities:
   Increase (decrease) in current portion
    of long-term debt...........................     107        (11,080)
                                                 -------       --------
Total cash provided by (used in) financing
 activities.....................................     107        (11,080)
                                                 -------       --------

Decrease in cash and temporary investments......    (593)        (2,688)
Cash and temporary investments at
 beginning of period............................     814          3,338
                                                 -------       --------
Cash and temporary investments at end of
 period......................................... $   221       $    650
                                                 =======       ========

Supplemental disclosure of cash flow
 information:
   Cash paid (received) during the period for:
       Interest................................. $ 2,396       $    862
       Income taxes.............................      90         (2,527)


See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated condensed balance sheet as of September 30, 1997, the consolidated condensed statement of stockholders' equity for the period ended September 30, 1997, the consolidated condensed statements of operations for the three and nine months ended September 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996 have been made. The December 31, 1996 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1996 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

     The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1996 Form 10-K. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.   Inventories consist of the following:


                                          December 31,  September 30,
                                              1996          1997
                                          ------------  -------------
                                             (Amount in thousands)

        Finished product                       $ 5,205        $ 2,487
        Work in progress                         4,026          3,458
        Raw materials                            4,938          7,120
                                               -------        -------
                                               $14,169        $13,065
                                               =======        =======

4. For a description of the restructured bank credit facility and Senior Subordinated Notes at August 1, 1997, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The senior and senior subordinated debt is classified as a current liability and is recorded net of unamortized debt issue costs of $0.3 million at September 30, 1997.

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

     In management's opinion, other than with respect to collection lawsuits, the Company has adequate legal defenses and/or insurance coverage with respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" in the 1996 Form 10-K.

6. In March 1997, the Company sold substantially all of the assets of its Bernal Division ("Bernal") including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The cash proceeds were approximately $15 million, and in addition, the purchaser assumed certain liabilities of Bernal approximating $5 million, including the accounts payable. This transaction resulted in a $12 million permanent reduction of availability under the Company's bank credit agreement. For the year ended December 31, 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes, of which $14.4 million in sales and $1.1 million in income before interest, corporate charges and taxes were recorded in the first nine months of 1996. The loss on the sale of Bernal net assets of approximately $3.5 million was reflected in the 1996 results of operations.

7. Due to accumulated losses, there are no recoverable federal income taxes for the three and nine months ended September 30, 1997. The benefit of a state income tax refund for the three and nine months ended September 30, 1997 was $213,000 which was principally related to reductions in currently payable taxes.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Sales  The Company's sales for the nine months ended September 30, 1997
-----
decreased by $29.9 million (or 55.2%) compared to sales in the same period in 1996 due primarily to sales decreases in the packaging systems divisions ($23.5 million), specialty web products division ($3.8 million), banknote printing equipment division ($1.0 million), and the French service and repair division ("SSMI") ($1.6 million). Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process. The packaging systems divisions decrease included $14.4 million of Bernal sales which division was sold by the Company in the first quarter of 1997.

Gross Profit  The Company's gross profit for the nine months ended September 30,
------------
1997 decreased by $3.3 million compared to gross profit in the same period in 1996 due primarily to decreased sales volume for packaging systems and specialty web products. Gross profit margin for 1997 decreased to 5.7% of sales as compared to 8.6% for 1996. This decrease in gross profit margin in 1997 was due primarily to absorption of fixed costs over a lower volume of sales and costs incurred in completing the Automatic Currency Examination ("ACE") system for the Bank of England Printing Works. Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses decreased by $7.0 million (or 51.2%) for the nine months ended September 30, 1997 compared to the same period in 1996 due to cost reduction efforts at corporate headquarters and at all divisions in connection with the reduced volume of sales, the sale of Bernal, and a reduction in the allowance for losses on collection of trade accounts receivable in the 1997 period. Selling, general and administrative expenses for the nine months ended September 30, 1997 were 27.7% of sales compared to 25.4% of sales for the same period in 1996 due to the decrease in sales in 1997 described above.

Other Income (Expense)   The Company's interest expense decreased by $0.2
----------------------
million for the nine months ended September 30, 1997 compared to the same period in 1996 due to the reduced borrowings in 1997 resulting from the application of the Bernal sale proceeds to reduce bank indebtedness, offset by an increased cost of borrowing in 1997. Interest income increased slightly for the nine months ended September 30, 1997 as compared to interest income in the same period in 1996.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Sales  The Company's sales for the three months ended September 30, 1997
-----
decreased by $4.6 million (or 36.1%) compared to sales in the same period in 1996 due primarily to sales decreases in the packaging systems divisions ($4.2 million), the French SSMI division ($0.9 million) and banknote printing equipment division ($0.3 million) offset by increases in sales at the specialty web products division ($0.8 million). The packaging systems divisions decrease included $3.7 million of Bernal sales which division was sold by the Company in the first quarter of 1997.

Gross Profit (Loss)  The Company's gross profit for the three months ended
-------------------
September 30, 1997 increased by $2.2 million compared to gross profit (loss) in the same period in 1996. In the third quarter of 1996, approximately $2.6 million in product development costs related to a series of new products was incurred. Gross profit margin for 1997 increased to 12.3% of sales as compared to (9.4%) for 1996. This increase in gross profit margin in 1997 was due primarily to the 1996 product development costs discussed above.

Selling, General and Administrative Expenses  The Company's selling, general and
--------------------------------------------
administrative expenses decreased by $2.5 million (or 56.0%) for the three months ended September 30, 1997 compared to the same period in 1996 due to cost reduction efforts at corporate headquarters and at all divisions in connection with the reduced volume of sales, the sale of Bernal, and a reduction in the allowance for losses on collection of trade accounts receivable in the 1997 period. Selling, general and administrative expenses for the three months ended September 30, 1997 were 24.0% of sales compared to 34.9% of sales for the same period in 1996 due to the cost reduction efforts in 1997 described above.

Other Income (Expense)   The Company's interest expense decreased by $0.1
----------------------
million for the three months ended September 30, 1997 compared to the same period in 1996 due to the reduced borrowings in 1997 resulting from the application of the Bernal sale proceeds to lower bank indebtedness, offset by an increased cost of borrowing in 1997. Interest income increased slightly for the three months ended September 30, 1997 as compared to interest income in the same period in 1996. Other expenses increased by $0.3 million for the three months ended September 30, 1997 as compared to the same period in 1996 due to expenses incurred in connection with the 1997 debt restructuring.

TAX MATTERS

The Company's effective state and federal income tax (benefit) rate ("effective tax rate") was (9.8%) and (39.8%) for the three months and (2.5%) and (37%) for the nine months ended September 30, 1997 and 1996, respectively. Due to continuing losses in 1997, there are no recoverable federal tax benefits for the three and nine months ended September 30, 1997. A state tax refund of $213,000 was received in September 1997. The 1996 effective tax rate was due to recoverable taxes in 1996 and certain research and experimental expenditure tax credits that were recorded in March 1996.


LIQUIDITY AND CAPITAL RESOURCES

As a result of its cash collections and the sale of Bernal (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company was able to make principal payments on its bank credit facility of $2 million and $15 million in January and March, 1997, respectively. These transactions, offset by normal working capital advances, decreased the Company's net direct bank borrowings from $23.1 million at December 31, 1996 to $10.9 million at September 30, 1997.

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

Net cash provided by (used in) operating activities (before working capital requirements) was ($6.0) and ($9.6) million for the nine months ended September 30, 1997 and 1996, respectively. Working capital provided cash of $0.1 and $10.3 million for the nine months ended September 30, 1997 and 1996, respectively. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During periods of sales decline such as 1996 and the first nine months of 1997, the Company's working capital provides cash as receivables are collected and inventory is utilized.

In August 1997, the Company, its bank lender and the holders ("Note Holders") of the Company's Senior Subordinated Notes due June 30, 2000 ("Senior Subordinated Notes") entered into agreements providing for the modification of the bank credit facility and the agreement governing the Senior Subordinated Notes.
These agreements provided for the waiver of all prior defaults; revised financial covenants, including a minimum net worth requirement of $2 million; certain limitations on permitted refinancings of the bank credit facility; payment of $100,000 in interest on the Senior Subordinated Notes in August, 1997, with an additional payment of $200,000 in interest in December, 1997, and $1.0 million in interest and fees added to principal of the Senior Subordinated Notes and due on June 30, 2000; and an increase in the interest rate under the bank credit facility to 2.5% over the lender's prime rate of interest. Substantially all of the assets of the Company continue to serve as collateral for the indebtedness evidenced by the bank credit facility and the Senior Subordinated Notes. In addition, the modifications contemplate sales of certain assets of the Company in order to further reduce bank indebtedness, subject to approval of the bank, prior to December 31, 1997 and May 31, 1998.

At September 30, 1997, the Company's indebtedness was comprised primarily of a bank credit facility due December 31, 1997 and the Company's Senior Subordinated Notes due June 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of September 30, 1997, there was outstanding $16.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $7.2 million being due on June 30, 1998, $4.0 million due on June 30, 1999, and a final payment of $5.1 million at maturity, including $1.03 million in interest and fees per the August 1997 agreement with the Note Holders. The Senior Subordinated Notes are classified as currently payable since the Company has not completed the sale of certain assets being offered for sale.

Under its credit facility at September 30, 1997 and under the August 1997 modification discussed earlier, the Company's maximum borrowings were limited to a borrowing base formula, which could not exceed $14.7 million in the form of direct borrowings and letters of credit. As of September 30, 1997 there was $10.9 million in direct borrowings and $0.01 million in standby letters of credit outstanding under the bank credit facility, with additional availability for such borrowings of $0.5 million as determined by the borrowing base formula.

At September 30, 1997, $10.9 million of the Company's bank borrowings were at the lender's prime rate of interest (8.50%) plus 2.50%, or a total of 11.00% interest. The amounts borrowed under the credit facility have been used for working capital.

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

There can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the further redeployment of assets and the sale of certain assets by December 31, 1997, and a return to profitable operations. If the Company is unsuccessful in these efforts, it may be unable to comply with the covenants in its debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values. Presently, the Company has no agreements to sell any of its assets.

In addition, subject to the restrictions contained in the bank credit facility and the agreement governing the Senior Subordinated Notes, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. In 1996, the Company's Chairman and Chief Executive Officer loaned the Company $950,000 for its short-term cash requirements. The Chairman has agreed with the Company's bank not to seek repayment until after December 31, 1997.

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

Backlog and Orders  The Company's backlog of unfilled orders at September 30,
------------------
1997 was approximately $19.4 million compared to $20.7 million at December 31, 1996, a decrease of (6%). The backlog decrease included $2.0 million of specialty web and $0.7 million of packaging equipment as compared to year-end 1996, offset by increases of $0.5 million and $0.9 million in the banknote and securities, and SSMI divisions, respectively. The backlog at September 30 in each of the preceding five years has ranged from a low of $27.4 million in 1996 to a high of $70.3 million in 1994.

The reduction in backlog is the result of a reduced order flow in 1997 and 1996. Orders for the nine months ended September 30, 1997 were $22.9 million compared to $43.1 for the comparable period in 1996, a decrease of $20.2 million, including a $10.9 million decrease due to the sale of the Bernal Division, while shipments decreased $29.9 million. The Company believes the reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders, certain product performance issues, and to liquidity problems faced by the Company. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:


   EXHIBIT    NUMBER DESCRIPTION OF EXHIBIT
   -------    -----------------------------

     3.1 Second Amended and Restated Certificate of Incorporation of the Company. (1)
     3.2      Bylaws of the Company, as amended. (2)
     4.1      Specimen of Series A Common Stock Certificate. (3)
     4.2      Specimen of Series B Common Stock Certificate. (4)
    11.1      Computation of Net Income per Common Share. (*)
    27.1      Financial Data Schedule. (*)

------------------------

  * Filed herewith.
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33- 15279) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33- 24486) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.

   (b) The Registrant did not file a Current Report on Form 8-K during the period.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STEVENS INTERNATIONAL, INC.



Date:  November 11, 1997                By: /s/  Paul I. Stevens
                                           -----------------------------------
                                        Paul I. Stevens
                                        Chief Executive Officer
                                        and Acting Chief Financial Officer