Form 10-K405
period 1997-12-31
STEVENS INTERNATIONAL INC
filed 1998-04-15
CIK 817644

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

  As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,800,000 based upon the closing price of the registrant's Common Stock on such date, $1.75 and $3.50 per share for Series A and Series B stock, respectively, as reported by the American Stock Exchange. As of March 31, 1998, there were outstanding 7,390,899 shares of Series A stock and 2,097,134 shares of Series B stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statements for the annual meeting of stockholders of the Company to be held during 1998 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          STEVENS INTERNATIONAL, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                            PAGE
 --------------                                                            ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    15
    Item 3.  Legal Proceedings..........................................    15
    Item 4.  Submission of Matters to Vote of Security Holders..........    16
 PART II
    Item 5.  Market for the Registrant's Common Stock and Related
              Stockholders Matters......................................    17
    Item 6.  Selected Financial Data....................................    17
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    20
    Item 8.  Financial Statements and Supplementary Data................    26
    Item 9.  Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    46
 PART III
    Item 10. Directors and Executive Officers of the Registrants........    47
    Item 11. Executive Compensation.....................................    47
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management ...............................................    47
    Item 13. Certain Relationships and Related Transactions.............    47
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K. ................................................    48

                                    PART I

ITEM 1. BUSINESS.

  Stevens International, Inc. was incorporated in Delaware in November 1986. (All references to the "Company" or "Stevens" include Stevens International, Inc. and its subsidiaries and predecessors, unless the context otherwise requires.)

  The statements in this report that are forward looking are based upon current expectations and actual results may vary. See "Cautionary Statements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

  The Company's business has changed significantly in the last several years due to fundamental changes in web-fed printing press markets, the large operating losses that the Company sustained, and the Company's need to reduce indebtedness. Sales of the Post Machinery Co. division (1993), the Bernal division (1997), and the expected sale of the Zerand division (second quarter of 1998) have enabled and will enable reduced indebtedness. The anticipated 1998 sale of assets currently held for sale at the Hamilton Machining Center and the Hamilton production division will complete the consolidation of Company operations in Texas, and will further reduce overhead costs. Anticipated consolidated revenues for 1998 are $30 to $35 million.

GENERAL

  Stevens designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and securities segments of the printing industry. The Company's technological and engineering capabilities allow it to combine the four major printing technologies in its systems. The Company combines various types of equipment, including printing presses, die cutting equipment and delivery systems, into complete integrated systems, which are capable of providing finished products in a single press pass. These systems sell for prices ranging from $1 million to over $10 million. The Company also manufactures auxiliary and replacement parts and provides service for its equipment which represented 45%, 50%, and 30% of the Company's net sales for 1997, 1996, and 1995, respectively. Stevens' equipment is used by its customers to produce hundreds of end-products, including food and beverage containers, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company has an installed base of more than 5,000 machines in over 50 countries.

  All of the Company's presses are "web-fed" presses, which print on paper or other substrate that is fed continuously from a roll (the "web"), as distinct from traditional "sheet-fed" presses, which print on pre-cut sheets of paper or other substrate. Although sheet-fed equipment is still dominant in the segments of the packaging industry and the banknote and securities segment of the printing industry that are served by the Company, the Company believes that numerous opportunities exist to convert certain users of sheet-fed equipment to its web-fed packaging and printing systems because of certain efficiencies inherent in the web-fed process.

  The Company's main computer system and software are not currently year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, invoices or other similar normal business activities.

  Based on a recent assessment, the Company has determined that it will need to modify a significant portion of its software so that its computer system will properly utilize data beyond December 31, 1999. The Company plans on completing its Year 2000 modifications by the end of its third quarter of fiscal 1998 utilizing certain software upgrades and internal resources for all program changes. As a result, the Company does not anticipate any material costs to complete its Year 2000 program modifications. There can be no assurance that this time frame will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

OVERVIEW OF 1997 AND 1996

  The Company experienced a severe decrease in sales during 1997 and 1996, which reflected a continuation of the slowdown in orders that the Company initially experienced in the fourth quarter of 1995. Orders for 1997 ($30.4 million) fell to 78.1% of the previous year, with such decline concentrated primarily in the specialty web products division. The Company believes the decrease in orders is due to excess capacity of and competitive pressures on its customers, and in part to liquidity problems faced by the Company. In response to the continuing order slowdown, the Company implemented a significant restructuring plan which includes large work force and cost reductions and the consolidation of certain facilities and operating functions. As part of the restructuring plan, and in an effort to cut costs and improve cash flow, the Company intends to improve its productivity by eliminating certain product lines and consolidating manufacturing and assembly at its most productive facilities. The Company believes this restructuring plan has helped and will continue to help in its efforts to return to profitability.

RESULTS OF OPERATIONS

  The Company experienced continuing operating losses throughout 1997 and 1996, including a loss of $10.8 million or ($1.15) per share for the fourth quarter of 1997 on sales of $10.9 million; $19.2 million for the year 1997 or ($2.03) per share on 1997 sales of $35.2 million; $25.3 million or ($2.68) per share for the fourth quarter of 1996 on sales of $11.5 million; for the year 1996, the net loss was $34.2 million or ($3.62) per share on sales of $65.6 million. During the fourth quarter of 1997 the Company recorded a $6.3 million non-cash charge for losses on impairment of asset values relating to the November 1997 decision to sell its HMC and other production facilities and certain inventory items in Hamilton, Ohio. Also, a continuing decrease in sales primarily in the packaging systems and specialty web product divisions was experienced. Further, the Company continued to experience high product development costs related to a series of new products, including its banknote Automatic Currency Examination ("ACE") project, and the absorption of fixed costs over a lower volume of sales.

EXPECTED SALE OF ASSETS OF ZERAND DIVISION IN APRIL 1998

  On April 14, 1998, the Company signed a definitive agreement with Valumaco Incorporated, a new company, for the sale of substantially all the assets of and the assumption of certain liabilities of the Zerand division. The assets to be sold include the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related inventory and engineering drawings. The sale price is expected to be approximately $14 million, which consists of cash proceeds expected to be approximately $11 million, a one-year $1 million escrow "holdback", and the purchaser's assumption of approximately $2 million of certain liabilities of Zerand, including the accounts payable. The Company expects that the transaction will close on or before April 30, 1998.

   Assuming $11 million in cash proceeds, this transaction is expected to result in an $11 million permanent reduction of the Company's senior debt. In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million income before interest, corporate charges and taxes to the Company's financial statements.

  The Company will experience an approximate $3.6 million gain on the sale of Zerand assets, which will be reflected in the financial statements for the second quarter of 1998.

SENIOR DEBT AGREEMENTS

  As a result of its cash collections and the sale of Bernal in March 1997, the Company was able to make principal payments on its bank credit facility of $2 million and $15 million in January and March 1997, respectively. These transactions, offset by normal working capital advances, decreased the Company's net direct bank borrowing from $23.1 million to $11.3 million at December 31, 1997. The closing of the sale (April 1998) of the Zerand assets described above will result in an additional approximately $10.5 million reduction of the bank credit facility.

SENIOR SUBORDINATED DEBT AGREEMENTS

  During 1997, the Company has been in default of certain covenants contained in its bank credit facility agreement and the agreement governing Stevens' Senior Subordinated Notes. Accordingly, in August 1997 the Company and its bank lender and the holders ("Note Holders") of the Company's Senior Subordinated Notes due June 30, 2000 ("Senior Subordinated Notes") entered into agreements providing for the modification of the bank credit facility and the agreements governing the Senior Subordinated Notes. These agreements provided for the waiver of all prior defaults; revised financial covenants including a minimum net worth requirement of $2 million; certain limitations on permitted refinancing of the bank credit facility; payment of $100,000 in interest on the Senior Subordinated Notes in August, 1997, with an additional payment of $200,000 in interest in December 1997, and $1.0 million in interest and fees added to principal of the Senior Subordinated Notes and due on June 30, 2000; and an increase in the interest rate under the bank credit facility to 2.5% over the lenders prime rate of interest.

  The Company was unable to meet certain of the revised covenants at December 31, 1997, including the payment of $200,000 in interest and the minimum required net worth. A series of maturity date extensions of the bank facility and the Senior Subordinated Notes were received in 1998 in anticipation of the Company reaching new definitive agreements with its senior and senior subordinated lenders.

  The Company has been in continual negotiations with the Note Holders to restructure the Company's Senior Subordinated Notes on terms consistent with the Company's current operations. An agreement is expected to be signed in April 1998 that will convert a substantial portion of the debt to equity, reduce the Company's interest rate, and extend maturities of the debt well into the future.

SALE OF BERNAL DIVISION IN MARCH 1997

  In March 1997, the Company consummated the sale of substantially all of the assets of its Bernal division including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The sale price was approximately $20 million, which consisted of cash proceeds of approximately $15 million, and the purchaser's assumption of approximately $5 million of certain liabilities of Bernal including the accounts payable. This transaction resulted in a $12 million permanent reduction of the Company's senior debt. In 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes. Stevens experienced a loss of $3.5 million on the sale of Bernal assets which was reflected in the 1996 results of operations. This asset sale resulted in a tax charge of $1.2 million from a taxable gain due to the non-deductible Bernal goodwill expensed upon the sale of Bernal's technology.

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

  The Company is consolidating its U.S. manufacturing operations by eliminating redundant Hamilton, Ohio manufacturing operations. The Company reduced its Ohio workforce from 251 employees in January 1997 to 107 in March 1998.

  The Company expects the implementation of its restructuring plan to be completed during 1998 and to result in significant annual savings. The Company believes these adjustments should combine to improve its productivity, increase profit margins and help to return to profitability and stability. The Company believes these fundamental requirements must be in place in order to re-build itself into a strong international business.

INDUSTRY OVERVIEW

  Stevens markets its systems to its customers in two distinct worldwide industries--the packaging industry and the printing industry. Although both the packaging and printing industries utilize printing in the manufacturing process, the printed products have significantly different applications. In the packaging industry, the printed product functions as the container for the end product, such as food and beverage containers. In the printing industry, the printed product is the end product, such as direct mail inserts, postage stamps and personal checks.

  The Company's products are designed to serve the (1) commercial and specialty printing industry, (2) banknote and securities segments of the printing industry, and (3) the paperboard packaging industry. The packaging industry consists of several large segments, some of which the Company does not serve. The Company's products are designed to serve the folding carton, and liquid carton packaging segments of the packaging industry. The printing industry also consists of several large segments in which the Company does not participate--including newspapers, periodicals and book publishing.

ECONOMIC FORECASTS

  The printing and packaging industries are cyclical in nature and slow growth industries. According to one industry forecast (Industry Forecast 98, published in Boxboard Containers International December, 1997 edition) "In the next five years, the U.S. economy is predicted to grow at an annual real rate of GDP of 2.2% to 2.3%. As a result, consumer spending and disposable income should continue to increase, leading in turn to increased U.S. shipments of folding cartons. Shipments of folding boxes and cartons are forecast to climb about 1.2% compounded annually during the forecast period."

  On a positive side, the writer, Gary Stanley of the U.S. Department of Commerce, Forest Products Program, points to the industry's flexibility and adaptability by pointing out "As a result of the folding carton industry's continued commitment to meeting customer product, quality, price and delivery demands, folding cartons are still seen as a premium quality paperboard packaging commodity that is effective, efficient, environmentally preferable and convenient to use. The industry's ability to adjust and adapt quickly to customer demands still make it the packaging medium of choice for many food and nonfood items."

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

  Productivity. Productivity in the printing industry (as measured by output per employee) is one of the lowest among major industries in the United States. The purchasers of packaging and printing equipment continue to seek methods of reducing per unit costs in response to increased labor and raw materials costs, such as paper and paperboard. As a result, purchasers of packaging and printing equipment want to improve efficiency by reducing inventories, "in process" production time, waste and labor costs. Purchasers, therefore, are demanding more productive equipment including integrated systems capable of running at high speeds and producing finished product in a single press pass. The Company believes its web systems technology meets these demands for higher productivity.

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

  Environmental Regulation. Increasingly stringent environmental laws, rules and regulations, both domestically and internationally, have caused purchasers of packaging and printing equipment to focus on volatile organic compounds, printing inks, coatings and chemicals used for platemaking and equipment maintenance which are environmentally safer. As a result, purchasers of packaging and printing equipment are increasingly seeking ecologically-friendly processes such as the use of flexographic printing with water based inks. The Company is an industry leader in advanced flexo technology.

BUSINESS STRATEGY

  The Company's objective is to rebuild the Company into a strong international business as a manufacturer of packaging and printing systems through its strategy of providing complete systems solutions to its customers. The principal elements of this strategy include the following:

  Technological Leadership. The Company believes that it is a technological leader in the development of packaging and printing equipment systems. The Company demonstrates its technological leadership through its research and development efforts and new product introductions. The Company works closely with manufacturers of related consumables, i.e., printing plates, anilox rolls, inks, paper and similar products, to create new product enhancements. Historically, the Company's gross expenditures for research and development (including customer funded projects) have exceeded 5% of net sales. This included the introduction of the System 2000 and 9000 series flexographic and rotogravure printing press systems, respectively.

  Also, in the banknote and securities industry during the first quarter of 1997, two lines of the Company's first production model single-note-on-web ("SNOW") banknote printing system became operational at Banque de France. SNOW is the only complete banknote printing system in the world, producing banknotes that are printed in the intaglio-offset combination on both sides, examined, sorted and banded for shipping in a single press pass. Of equal importance, the Company's Automatic Currency Examination ("ACE") System has become operational at the Bank of England and was officially accepted by the customer in early 1998. The Company believes the acceptances of these state-of-the-art technologies--SNOW and ACE--should enhance its efforts to increase the penetration of these principal markets where it has received indications of interest from several central banks.

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

PRODUCT DEVELOPMENT COSTS

  During 1997 and 1996, the Company experienced high product development costs related to a series of new products, as well as increased product performance and warranty expenses. Continuing product development costs related to a series of new products in 1995 and 1996 resulted in an aggregate expense of approximately $2 million in 1997 and $15 million during 1996. The Company incurred these costs as it believes the development of its latest products (the System 2000 flexographic press, the System 9000 rotogravure press, the prototype Series 1500 and perfecter presses, and the Automatic Currency Examination (ACE) system for high-speed banknote inspection) represents the future of the Company.

  Although some product performance issues with the Company's new machines negatively impacted collection of accounts receivable and the booking of new orders, the Company believes that these issues have been resolved because field problems have been solved satisfactorily. As these field problems were resolved, the Company experienced a beneficial effect on its cash flow in 1997.

PRODUCTS

  The Company markets a broad range of packaging and printing equipment systems to the packaging industry and the specialty/commercial and banknote and securities segments of the printing industry. The Company's complete systems integrate a variety of equipment, including printing presses, die cutters and creasers and product delivery systems. The Company also sells system components independently of complete systems. The components of these systems include:

  Printing Presses. The Company offers all four major printing processes on a worldwide basis for its web-fed packaging and printing systems including flexographic, offset lithographic, rotogravure and intaglio printing and in combinations. Flexography, which historically was well suited for printing large areas of solid color, is typically the least expensive printing process. However, with Stevens' technological advances, certain System 2000 flexographic machines are capable of printing quality that rivals offset lithography, at much lower costs. Offset lithography, which is the most widely used printing process, is a process that until now has typically provided a higher quality printed product than flexography. Rotogravure, which uses etched cylinders in the printing process, is a higher quality, more expensive process than either flexography or offset lithography. Intaglio printing, which is the most technologically complex and expensive printing process, utilizes engraved plates and applies ink under extreme pressure to print banknotes and other security documents.

  Die Cutters and Creasers. The Company believes that it offers, through preferential OEM agreements, a broad array of platen die cutters and rotary cutting products and technology in the packaging and printing industries.

  Auxiliary Equipment, Parts and Customer Service. The Company manufactures auxiliary equipment and replacement parts and provides service for its presses, collators and die cutters. During 1997, 1996, and 1995, 45%, 50%, and 30%, respectively, of the Company's net sales, were attributable to auxiliary equipment, parts and service. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing, such as punching, perforating and folding. Auxiliary equipment also includes print towers to add additional colors and additional collating stations.

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

MARKETING

  The Company primarily markets its products domestically through direct sales engineers and managers and internationally through its agent network. In 1990, the Company opened a sales and service office in France to better serve its European customers. In 1995, the Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), to acquire a European printing press repair and service company. SSMI not only enables the Company to provide better service to its European customers, but it also operates as an on-going business. The Company's traditional marketing efforts include advertising, participating in major domestic and international trade shows and customer symposiums, and conducting periodic product maintenance seminars. The Company also conducts limited market research and analyses to reveal and study trends in addition to actively participating in various trade associations.

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

RESEARCH AND DEVELOPMENT

  Company development projects are funded in varying amounts by customers who are in need of specialized equipment or processes. Research and development costs are charged to operations as incurred and the total of gross expenditures (including customer-funded projects) has exceeded 5% of net sales in recent years.

EMPLOYEES

  As of March 1, 1998, the Company had approximately 255 employees. Approximately 29% of the Company's employees are covered by a separate collective bargaining agreement that expires in July 1998. The Company believes that its employee relations have suffered because of the mass lay-offs that have occurred in 1996, 1997, and 1998. The Company has not experienced any strike or material work stoppage since a seven-week strike at its Hamilton, Ohio facilities in the fourth quarter of 1990. Following the sale of Zerand in April 1998, the Company will have approximately 195 employees.

BACKLOG AND ORDERS

  The backlog of the Company consists of orders that have met strict criteria, including having a signed contract with appropriate down payments received. Further, to be included in backlog, these orders must also have a reasonable expectation of being manufactured, shipped and paid for within contract terms. Additionally, the backlog does not generally include a significant amount of service and parts orders, which have been in the 30% to the 50% range of the Company's sales volume for the last three years.

  The absolute value of the backlog varies with the amount of percentage of completion revenue recognized in any one period. This value can fluctuate since the Company experiences an average six to nine month period between the booking of the order and its final shipment. The Company's backlog of unfilled orders as of December 31, 1997 was approximately $15.6 million compared to $20.7 million at December 31, 1996 (excluding the Bernal division), a decrease of 24.6%. The backlog included a decrease of $1.1 million in packaging, and $4.4 million in specialty/commercial orders. The current decline in backlog is the result of a significant decline in orders. While the decline may be attributable to general economic conditions affecting the printing and packaging industry and technical advances of electronic information transfer, the Company believes the decline in orders is primarily attributable to a loss of orders to its competition due in part to certain product performance issues and in part to liquidity problems faced by the Company.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

             NAME           AGE PRINCIPAL POSITION WITH THE COMPANY
             ----           --- -----------------------------------
   Paul I. Stevens.........  83 Chairman of the Board, Chief Executive Officer and Director
   Richard I. Stevens......  59 President, Chief Operating Officer and Director
   Hans W. Kossler.........  57 Senior Vice President, Operations
   Constance I. Stevens....  54 Vice President--Administration, Assistant Secretary and Director
   William A. Kist.........  51 Vice President and Corporate Controller
   George A.
    Wiederaenders..........  56 Vice President, Treasurer and Chief Accounting Officer

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

  Liquidity Concerns. The Company's viability as a going concern is dependent upon the restructuring of its operations, and, ultimately, a return to profitability. There is a negative working capital of $10.9 million at December 31, 1997, and negative cash flows from operations of $3.4 million for 1997. Negative cash flows from operating activities and other commitments are anticipated to continue in 1998. The Company will complete the sale of certain assets and liabilities of its Zerand division in April 1998 and did complete its sale of substantially all assets of its Bernal division in March 1997 (see Note C of Notes to the Consolidated Financial Statements). The cash generated from these sales enabled a $22 million permanent reduction of the Company's bank credit facility. In addition, the Company is contemplating additional asset sales to further reduce its indebtedness.

  There can be no assurance that the Company's restructuring efforts will be successful. Furthermore, there can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful it its efforts, it may continue to be unable to meet its obligations or fulfill the covenants in its debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

  Competition. The packaging and printing equipment industry is highly competitive, and many of the industry participants possess greater management, financial and other resources than those possessed by the Company. The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst S.A., Komori-Chambon, Goebel and Cerutti. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment, such as Koenig and Bauer-Albert Frankenthal (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The security and banknote markets are predominately served by sheet-fed equipment marketed by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery. The Company experienced difficulties in 1996 in meeting customers specifications in manufacturing certain new products, including certain System 2000 presses. The Company believes these past difficulties have hampered its marketing and accounts receivable collection efforts. The Company has worked diligently to satisfy customer expectations and believes that substantially all customer performance specifications have been met.

  Economic Downturn. Sales of the Company's packaging and printing products may be adversely affected by general economic and industry conditions and downturns, and particularly by the price of paper and paperboard. The Company's business and results of operations may be adversely affected by inflation, interest rates, unemployment, paper prices, and other general economic conditions reflecting a downturn in the economy, which may cause customers to defer or delay capital expenditure decisions. The Company incurred significant losses in 1997 and 1996 of $19.2 million and $34.2 million, respectively; and in 1990 and 1991 of $7.8 and $13.5 million, respectively. These losses were caused by many factors, including a slowdown in its customers' capital spending that surfaced in the fourth quarter of 1995; changing printing technology that affected demand for the Company's business forms printing systems, which prior to 1990 represented a substantial portion of the Company's revenues, and by a general economic downturn which impacted or delayed capital expenditure decisions by its customers. Sales of business forms and specialty web printing press systems have historically been subject to cyclical variation based upon specific and general economic conditions, and there can be no assurance that the Company will maintain profitability during downturns.

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

  Dependence Upon New Technologies and Product Development. Technological leadership, enhanced by the introduction and development of new products, is an important objective of the Company's business strategy. In accordance with this business strategy, the Company's newly developed products were a significant factor in the Company's growth in 1994 and 1995. In the last three fiscal years, the Company's gross expenditures for research and development exceeded 5% of net sales. The Company believes that its continued success will be dependent, in part, upon its ability to develop, introduce and market new products and enhancements. Many difficulties and delays are encountered in connection with the development of new technologies and related products. The Company experienced some product performance issues related to new products in 1995 and 1996 which contributed to the slowness in orders experienced in the fourth quarter of 1995, and throughout 1996 and 1997. There can be no assurance, therefore, that the Company will be able to continue to design, develop and introduce new products that will meet with market acceptance.

  International Business Risks. In 1997 and 1996, international sales represented 25% and 34.5% of net sales, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in exchange rates, tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's international orders are denominated in United States dollars, some orders are denominated in foreign currencies and, accordingly, the Company's business and results of operations may be affected by fluctuations in interest and currency exchange rates. Fluctuations in foreign currencies may also affect the Company's foreign sales, and, since many of the Company's competitors are foreign, fluctuations in foreign currencies may also affect the Company's competitive position in the United States markets. The Company periodically enters into foreign exchange contracts to hedge the risk that eventual net cash flows will be adversely affected by changes in exchange rates. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

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

  Impact of Estimates Upon Quarterly Earnings. The Company derives the majority of its revenues from the sale of packaging and printing press systems, with prices for each system and most orders ranging from $1 million to over $10 million. The Company's policy is to record revenues and earnings for orders in excess of $1 million on the percentage of completion basis of accounting, while revenues for orders of less than $1 million are recognized upon shipment or when completed units are accepted by the customer. The percentage of completion method of accounting recognizes revenues and earnings over the build cycle of the press system as work is being performed based upon the cost incurred to date versus total estimated contract cost and management's estimate of the overall profit in each order. In the event that the Company determines it will experience a loss on an order, the entire amount of the loss is charged to operations in the period that the loss is identified. The Company believes that the percentage of completion method of accounting properly reflects the earnings process for major orders. The informed management judgments inherent in this accounting method may cause fluctuations within a given accounting period, which could be significant. During each accounting period, other management assessments include estimates of warranty expense, allowances for losses on trade receivables and many other similar informed judgments.

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

  Control by Principal Stockholders. As of March 31, 1998, Paul I. Stevens, Stevens Industries, Inc. and members of the immediate family of Paul I. Stevens beneficially own approximately 15% and 91% of the outstanding Series A and Series B Common Stock of the Company, respectively, representing 71.5% of the combined voting power. As a result, the Stevens family alone is able to elect a majority of the Board of Directors and otherwise continue to influence the direction and policies of the Company and the outcome of any other matter requiring shareholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and, together with others, to prevent or cause a change in control of the Company.

  Volatility of Stock Price. The Company's Series A Common Stock market price has ranged from a high of $19 5/8 per share in the first quarter of 1990 to a low of $ 1/2 per share in the second quarter of 1997. The market price of the Company's Series A Common Stock may be subject to substantial fluctuations related to the announcement of financial results, new product introductions, new orders or order cancellations by the Company or by its competitors or by announcements of other matters related to the Company's business. In addition, there can be no assurance that the price of the Series A Common Stock will not fluctuate in the future due to a multiplicity of factors outside of the Company's control. These factors include general economic and stock market conditions, investor perceptions and mood swings, levels of interest rates and the value of the dollar.

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

  Rapid Growth and Decline of Revenues. The Company's annual revenue growth rate which was 19.5% in fiscal 1994 (exclusive of the discontinued Post operations), accelerated to 30.4% in fiscal 1995, decreased by 52.5% in fiscal 1996 and decreased by 46% in fiscal 1997. The growth was largely attributable to the development and sale of new products. In light of this growth, the Company increased the amount of expenditures on its research and development programs, particularly in conjunction with the development of these new products. The Company curtailed many expenditures in 1996 and 1997 in response to the slowness of new orders which has been due, in large part, to certain product performance issues related to the new products. These performance issues also severely impacted the Company's liquidity, necessitating large lay offs of personnel, a restructuring of operations to lower operating levels, and consolidation of functions and facilities. In addition, the Company has reduced capital expenditures and implemented certain other cost reduction measures.

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

                                                                      OWNED
                                                              APPROX.   OR
            LOCATION                        USE               SQ. FT. LEASED
            --------                        ---               ------- ------
 Fort Worth, Texas............. Executive Offices              12,400 Leased
 Hamilton, Ohio................ Research facilities and
                                manufacturing of printing
                                presses and collators,
                                administration offices and
                                sales facilities. Held for
                                sale.                         252,000  Owned
 New Berlin, Wisconsin......... Research facilities and
                                manufacturing of printing
                                presses and reciprocating
                                cutter-creasers,
                                administration offices and
                                sales facilities. Held for
                                sale.                          67,000  Owned
 Fort Worth, Texas............. Manufacturing facility and
                                administration offices         74,000  Owned
 Villers sous St. Leu, France.. Repair and service facility
                                and administration offices     13,000  Owned

  See notes G, J and L of the notes to consolidated financial statements of the Company for information relating to property, plant and equipment and leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

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

                                  SERIES A                SERIES B
                                COMMON STOCK            COMMON STOCK
                                -------------------     -------------------
                                 HIGH         LOW        HIGH         LOW
                                ------       ------     ------       ------
Year Ended December 31, 1996:
  First Quarter...............  $   4 3/8    $   2 7/8  $   4 1/4    $   3 1/4
  Second Quarter..............      2 15/16      2 1/4      3 1/4        2 1/8
  Third Quarter...............      2 1/2        1 1/2       3            2
  Fourth Quarter..............      2 3/4        1 1/4      3 3/8        2 1/2
Year Ending December 31, 1997:
  First Quarter...............  $   1 3/4    $     9/16    $2 7/8    $   1 3/4
  Second Quarter..............      1 7/16         1/2      2 3/4          15/16
  Third Quarter...............      2 1/4         1          4           2 1/2
  Fourth Quarter..............      3 1/4        1 1/8       4           3 1/4
First Quarter 1998 (through
 March 31, 1998)..............      2 1/2        1 1/2      3 15/16      3 3/8

  As of March 31, 1998, approximately 7,390,000 shares of the Series A Common Stock were outstanding and held by approximately 200 holders of record, and 2,097,100 shares of the Series B Common Stock were outstanding and held by approximately 69 holders of record.

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

  The Company's 1997 pre-tax loss of $19.2 million was primarily due to the 46% decrease in sales from 1996 to 1997. The sales decline is attributed to a flat market and growing production capacity in the U.S., the strength of the U.S. dollar versus other currencies, the financial turmoil in the principal Asian economies, and the liquidity difficulties of the Company. In addition, the Company recorded a loss on impairment of asset values of $6.3 million due to the decision in November 1997 to consolidate its operations. Offsetting to some degree these losses was a decrease of $12.6 million in selling, general and administrative expenses due to stringent cost cutting actions.

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

  The Company's 1996 pre-tax loss of $41.2 million was primarily due to the changes in operations necessitated from the $73.5 million or (or 52.8%) decrease in sales from 1995 to 1996. In addition, this drop in sales was combined with the following factors, all of which materially impacted the 1996 operating results: product development costs charged to cost of sales of $15.1 million; warranty costs incurred of $5.5 million; provision for bad debts of $4.0 million; loss on sale of Bernal division net assets of $3.5 million; a restructuring charge of $1.3 million; Lasker warrants expense of $0.7 million; pension expense of $1.2 million; and the reduction of other selling, general and administrative costs by $2 million.

                          STEVENS INTERNATIONAL, INC.
                        SELECTED FINANCIAL INFORMATION

                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
Net sales...................  $ 35,151  $ 65,659  $139,181  $106,694  $103,762
Cost of sales...............    34,011    74,243   108,307    81,009    79,476
                              --------  --------  --------  --------  --------
Gross profit (loss).........     1,140    (8,584)   30,874    25,685    24,286
Selling, general and
 administrative expense.....     9,837    22,485    21,437    17,211    17,477
Restructuring Charge(3).....       --      1,300       --        --        --
Loss on impairment of asset
 values.....................     6,347       --        --        --        --
Loss on sale of Bernal
 assets.....................       --      3,472       --        --        --
                              --------  --------  --------  --------  --------
Operating income (loss).....   (15,044)  (35,841)    9,437     8,474     6,809
Other income (expense)......    (4,396)   (5,379)   (3,478)   (4,139)   (3,940)
                              --------  --------  --------  --------  --------
Income (loss) before income
 taxes, extraordinary items
 and cumulative effect of
 accounting change..........   (19,440)  (41,220)    5,959     4,335     2,869
Income tax (expense)
 benefit....................       213     7,000    (1,660)   (1,908)   (2,098)
                              --------  --------  --------  --------  --------
Income (loss) before
 extraordinary items and
 cumulative effect of
 accounting change..........   (19,227)  (34,220)    4,299     2,427       771
Extraordinary items(2)......       --        --        --        (85)      --
Cumulative effect of change
 in method of accounting for
 income taxes(1)............       --        --        --        --        412
                              --------  --------  --------  --------  --------
  Net income (loss).........  $(19,227) $(34,220) $  4,299  $  2,342  $  1,183
                              ========  ========  ========  ========  ========
Per Common Share--Basic:
Income (loss) before
 extraordinary items and
 cumulative effect of
 accounting change..........  $  (2.03) $  (3.62) $   0.46  $   0.27  $   0.08
Extraordinary items(2)......       --        --        --      (0.01)      --
Cumulative effect of
 accounting change(1).......                 --        --        --       0.05
                              --------  --------  --------  --------  --------
  Net income (loss)--basic..  $  (2.03) $  (3.62) $   0.46  $   0.26  $   0.13
                              ========  ========  ========  ========  ========
Per Common Share--Diluted:
Income (loss) before
 extraordinary items and
 cumulative effect of
 accounting change..........  $  (2.03) $  (3.62) $   0.45  $   0.26  $   0.08
Extraordinary items(2)......       --        --        --      (0.01)      --
Cumulative effect of
 accounting change(1).......                 --        --        --       0.05
                              --------  --------  --------  --------  --------
  Net income (loss)--
   diluted..................  $  (2.03) $  (3.62) $   0.45  $   0.25  $   0.13
                              ========  ========  ========  ========  ========
Weighted average shares
 outstanding--basic.........     9,457     9,451     9,408     9,122     9,015
                              ========  ========  ========  ========  ========
Weighted average shares
 outstanding--diluted.......     9,457     9,451     9,553     9,256     9,129
                              ========  ========  ========  ========  ========

--------
(1) Beginning January 1, 1993, income taxes were determined in accordance with SFAS No. 109. Accordingly, the cumulative effect of this accounting change in 1993 was a benefit of $412,000.
(2) Debt extinguishment costs incurred in 1994 related to the refinancing of long-term debt.
(3) The restructuring charge reflected certain of the estimated costs of a restructuring plan which included closing some facilities, combinations of operating units, major personnel reassignments, reductions in number of employees, and severance compensation. The plan was designed to bring the Company's operating costs in line with the current order rates and the recession in the capital goods industry. The cash outlay in 1996 and 1997 for this restructuring was approximately equal to the restructuring charge.

                              BALANCE SHEET DATA

                                (IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                     1997      1996     1995    1994    1993
                                   --------  --------  ------- ------- -------
Cash and temporary investments.... $    211  $  3,338  $   814 $ 1,473 $ 3,768
Working capital (deficit).........  (10,894)  (11,476)  38,127  16,692  16,737
Total assets......................   31,890    77,417  117,647  94,041 106,147
Long-term debt....................       55       113   33,470  15,308  21,567
Total stockholders' equity
 (deficit)........................ $ (9,611) $ 10,896  $45,372 $40,965 $36,520

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

  The statements in this Form 10-K, including this Management's Discussion and Analysis, that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation of the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the operations and financial condition of the Company and the anticipated restructuring of the terms of the Company's Senior Subordinated Notes. Forward looking statements contained in this Form 10-K and included in this Management's Discussion and Analysis, involve numerous risks and uncertainties that could cause actual results to differ materially including, but not limited to, the effect of changing economic conditions, business conditions and growth in the printing and paperboard converting industry, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital, implementing current restructuring plans and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors including, primarily, the level of the Company's sales. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-K. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

GENERAL

  Stevens derives its revenues from the sale of packaging and printing equipment systems and related equipment to customers in the packaging industry and the specialty/commercial and security and banknote segments of the printing industry. The Company's net sales have fluctuated from a high of $139.2 million in 1995 to a low of $35.2 million in 1997.

  The Company experienced a severe decrease in sales during 1997 and 1996, which reflected a continuation of the slowdown in its customers' orders that the Company initially experienced in the fourth quarter of 1995. Orders for 1997 ($30.4 million) fell to 78.1% of the previous year, primarily in the specialty web products divisions. The Company believes the decrease in orders represents industry-wide purchase delays, and a loss of orders to its competition due in part to product performance issues and in part to liquidity problems faced by the Company. In response to the continued order slowdown, the Company implemented significant work force and cost reductions and consolidated certain facilities and operating functions, which necessitated $1.3 million in restructuring charges in 1996.

  The Company experienced continuing operating losses throughout 1997 and 1996, including a loss of $10.8 million or $(1.15) per share for the fourth quarter of 1997 on sales of $10.9 million; $19.2 million for the year 1997 or $(2.03) per share on 1997 sales of $35.2 million; $25.3 million or $(2.68) per share for the fourth quarter of 1996 on sales of $11.5 million; for the year 1996 the net loss was $34.2 million or $(3.62) per share on sales of $65.6 million.

  During the fourth quarter of 1997 the Company recorded a $6.3 million non-cash charge for losses on impairment of asset values relating to the November 1997 decision to sell its HMC and other production facilities and certain inventory items in Hamilton, Ohio. Also, a continuing decrease in sales primarily in the packaging systems and specialty web product divisions was experienced. Further, the Company continued to experience high product development costs related to a series of new products, including its banknote Automatic Currency Examination ("ACE") project, and the absorption of fixed costs over a lower volume of sales.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain income statement data as percentages of net sales:

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
   Net sales.....................................    100.0 %   100.0 %   100.0 %
   Cost of sales.................................     96.8 %   113.1 %    77.8 %
                                                   -------   -------   -------
   Gross profit (loss)...........................      3.2 %   (13.1)%    22.2 %
   Selling, general and administrative expenses..     28.0 %    34.2 %    15.4 %
   Restructuring charge..........................      --        2.0 %     --
   Loss on impairment of asset values............     18.0 %     --        --
   Loss on sale of Bernal assets.................      --        5.3 %     --
                                                   -------   -------   -------
   Operating income (loss).......................    (42.8)%   (54.6)%     6.8 %
   Other income (expense):
     Interest, net...............................    (10.2)%    (6.0)%    (2.3)%
     Other, net..................................     (2.3)%    (2.2)%    (0.2)%
                                                   -------   -------   -------
   Income (loss) before income taxes,
    extraordinary items and cumulative effect of
    accounting change............................    (55.3)%   (62.8)%     4.3 %

 Comparison of Years Ended December 31, 1997 and 1996

  Net Sales. The Company's net sales for the year ended December 31, 1997 decreased by $30.5 million, or 46.5%, compared to the same period in 1996, due primarily to decreased sales of packaging systems products and to the sale of the Bernal division in 1997, which contributed $17.8 million in 1996 sales. Packaging system product sales decreased by $12.7 million, or 45%, primarily due to a lack of sales of the System 2000 flexographic and System 9000 rotogravure printing systems and platen cutters. Security and banknote product sales increased by $0.3 million while the European service repair and maintenance facility sales decreased by $0.3 million. On a geographic basis, net sales to international customers for the year ended December 31, 1997 were $8.8 million, or 25% of sales as compared to $22.6 million, or 26.2%, of net sales for 1996, due primarily to the strength of the U.S. dollar, which makes U.S. goods more expensive, and the general turmoil in the Asian economies. Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

  Gross Profit. The Company's gross profit for the year ended December 31, 1997 increased by $9.7 million, or 113.3%, compared to the 1996 gross margin loss, primarily due to the dramatically reduced product development and warranty costs aggregating approximately $5.0 million in 1997 versus $20.6 million in 1996. Gross profit for 1997 was 3.2% of net sales as compared to a gross margin loss of (13.1%) for the same period in 1996. This increase in gross profit percentage was primarily due to the reduced product development and warranty costs in 1997. These reduced costs for various new press systems were offset by the reduced sales volume in 1997 and increased costs from the absorption of fixed costs over a lower volume of shipments and costs incurred in completing the Automatic Currency Examination ("ACE") system for the Bank of England Printing Works. In addition, Bernal contributed $3.5 million in gross profit in 1996 and none in 1997. As stated above, sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights.

  Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased by $12.6 million, or 56.3%, for the year ended December 31, 1997 compared to the same period in 1996. This decrease was due to stringent cost reduction measures taken by the Company to reduce its advertising, personnel and related costs of operating divisions, and its corporate administrative costs. In addition the Company realized a $4.5 million reduction in bad debt expense for 1997 as compared to 1996. Also Bernal's selling, general and administrative expenses were $2.5 million in 1996 and none in 1997.

  Loss on Impairment of Asset Values. In connection with the consolidation of operating facilities, the Company decided in November 1997 to sell certain production facilities. Based upon bids received or other pertinent valuations, the Company recorded a charge of $6.3 million to reflect the estimated ultimate realizable value of two production facilities and certain inventory housed in these facilities (See Note D of Notes to the Financial Statements).

  Other Income (Expense). The Company's gross interest expense decreased by $0.3 million, or 8.9%, compared to 1996. This was due to overall slightly reduced 1997 borrowings by the Company following the sale of Bernal in March 1997 and the resulting reduction of its bank credit facility. Interest income was approximately the same for 1997 as compared to 1996.

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

  Gross Profit. The Company's gross profit for the year ended December 31, 1996 decreased by $39.4 million, or 127.8%, compared to gross profit for the same period in 1995, primarily due to decreased sales volume for packaging systems products and product development costs for various new press systems. Gross margin loss for 1996 was (13.1%) of net sales as compared to gross profit of 22.2% of net sales for the same period in 1995. The decrease in gross profit margin was primarily due to unexpected development and start-up costs on the System 2000, the new System 9000 introduced into China, and certain specialty printing systems, and higher costs associated with the installation component of sales.

  Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased by $1.0 million, or 4.9%, for the year ended December 31, 1996 compared to the same period in 1995. This was due primarily to $3.8 million in bad debt expenses, and a reduction of $2.0 million in advertising, personnel and related costs at operating divisions, and certain reduced corporate administrative and legal costs. Selling, general and administrative expenses for 1996 were 34.2% of net sales compared to 15.4% for 1995, due to the $73.5 million decrease in sales without corresponding expense level decreases.

  Other Income (Expense). The Company's gross interest expense increased by $0.6 million, or 16.5%, for 1996 compared to 1995. This was due to borrowings by the Company resulting from the liquidity difficulties experienced in 1996. Interest income decreased by $0.1 million for 1996 compared to 1995, due to the use of cash to minimize the amount borrowed under the Company's credit facility.

TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 0.6%, and 17% for the years ended December 31, 1997 and 1996, respectively. This decrease in the effective tax rate was due to the uncertainty of future tax benefits from future operations.

QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1997, and 1996.

                                                 THREE MONTHS ENDED
                                      ------------------------------------------
                                      MARCH 31, JUNE 30,  SEPT. 30, DECEMBER 31,
                                      --------- --------  --------- ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
  Net sales..........................  $ 8,780  $ 7,311    $ 8,157    $ 10,903
  Operating income (loss)............  $(1,956) $(2,418)   $  (956)   $ (9,714)
  Net income (loss)..................  $(2,999) $(3,405)   $(1,956)   $(10,867)
  Net income (loss) per common
   share--basic and diluted..........  $ (0.32) $ (0.36)   $ (0.20)   $  (1.15)
1996:
  Net sales..........................  $22,613  $18,732    $12,770    $ 11,544
  Operating income (loss)............  $(1,026) $(3,394)   $(5,663)   $(25,758)
  Net income (loss)..................  $(1,085) $(3,741)   $(4,067)   $(25,327)
  Net income (loss) per common
   share--basic and diluted..........  $ (0.11) $ (0.40)   $ (0.43)   $  (2.68)

  The Company attributes the operating and net loss for the fourth quarter of 1997 to (1) a continuing decline in orders ($20.3 million versus $25.1 million for the last six months of 1997 and 1996, respectively); (2) a non-cash charge for loss on impairment of asset values of $6.3 million; (3) a provision for bad debt expense of $0.6 million; and (4) unabsorbed overhead costs due to the low shipment volume in the quarter.

  The Company has taken certain continuing cost reduction actions to adjust its expected 1998 production to the reduced order flow in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to fund its ongoing operations, to service its existing debt and to pursue its strategic objectives including new product development and penetration of international markets. The Company's working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During the latter part of 1996 and during 1997, the Company has experienced continuing needs for working capital resulting in high levels of borrowings under its bank credit facility. The working capital needs are directly related to the slowness in orders in 1996 and 1997, the 1997 ACE acceptance process at the Bank of England Printing Works and certain delayed cash collections. Also, the international mix of the Company's new orders which typically have less favorable cash flow terms than domestic orders, and the introduction of new products have resulted in increased borrowings.

  Historically, the Company has funded its capital requirements with cash provided by operating activities, borrowings under credit facilities, issuances of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities was $(3.4) million in 1997, $2.6 million in 1996, and $(16.7) million in 1995.

  Net cash provided by (used in) operating activities (before working capital requirements) was $(9.9) million in 1997, $(31.1) million in 1996, and $9.3 million in 1995. Working capital provided (used) cash of $6.5 million in 1997, $33.7 million in 1996, and $(26.0) million in 1995. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During periods of sales decline such as 1997 and 1996, the Company's working capital provides cash as receivables are collected and inventory is utilized. The large increase in working capital requirements during 1995 reflected increasing sales, particularly a growing proportion of international orders, which typically have less favorable cash flow terms, and the introduction of new products. Working capital usage also increased during 1995 as a result of more competitive new domestic order terms made necessary by foreign competition, slowing orders and related lower customer deposits during the latter part of the year, and receivables collection delays resulting from new product warranty issues.

  Capital expenditures for additions to property, plant and equipment for 1995 totaled $5.3 million. These expenditures were used principally to rebuild the Company's rotary die manufacturing facility that was destroyed by a fire in 1992, to modernize equipment at all locations and to expand capacity, including the reopening of the Fort Worth, Texas facility which occurred during 1995. The Company's capital expenditures for 1997 and 1996 were $0.1 million and $0.5 million, respectively, and were used primarily for certain machinery and equipment modernization.

  The reduced liquidity resulting from the 1995 and 1996 order slowdown and collection delays required the Company to fully draw upon its bank credit facility and contributed to the Company's failure to make the payment of a $3.6 million principal payment due June 30, 1996 to its Senior Subordinated Note holders. In addition, the losses incurred by the Company in 1996 and 1997 resulted in non-compliance with certain debt coverage ratios in the Company's bank credit facility agreement and a net worth covenant in the agreement governing the Senior Subordinated Notes. The reduced liquidity also impacted the Company's ability to make timely payment with respect to its accounts payable. As a result, the Company has experienced delays in its ability to obtain raw materials and inventory.

  During 1997, the Company has been in default of certain covenants contained in its bank credit facility agreement and the agreement governing Stevens' Senior Subordinated Notes. Accordingly, in August 1997 the Company and its bank lender and the holders ("Note Holders") of the Company's Senior Subordinated Notes due June 30, 2000 ("Senior Subordinated Notes") entered into agreements providing for the modification of the bank credit facility and the agreements governing the Senior Subordinated Notes. These agreements provided for the waiver of all prior defaults; revised financial covenants including a minimum net worth requirement of $2 million; certain limitations on permitted refinancing of the bank credit facility; payment of $100,000 in interest on the Senior Subordinated Notes in August, 1997, with an additional payment of $200,000 in interest in December 1997, and $1.0 million in interest and fees added to principal of the Senior Subordinated Notes and due on June 30, 2000; and an increase in the interest rate under the bank credit facility to 2.5% over the lenders prime rate of interest.

  The Company was unable to meet certain of the revised covenants at December 31, 1997, including the payment of $200,000 in interest and the minimum required net worth. A series of maturity date extensions of the bank facility and the Senior Subordinated Notes were received in 1998 in anticipation of the Company reaching new definitive agreements with its senior and senior subordinated lenders.

  The Company has been in continual negotiations with the Note Holders to restructure the Company's Senior Subordinated Notes on terms consistent with the Company's current operations. An agreement is expected to be signed in April 1998 that will convert a substantial portion of the debt to equity, reduce the Company's interest rate, and extend maturities of the debt well into the future.

  At December 31, 1997, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of December 31, 1997, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum.

  Under its credit facility at December 31, 1997, the Company could borrow up to $11.5 million in the form of direct borrowings and letters of credit. As of December 31, 1997 there was $11.2 million in direct borrowings and $8,600 in standby letters of credit outstanding under the credit facility.

  At December 31, 1997, $11.2 million of the Company's borrowings were at the lender's prime rate of interest (8.50%) plus 2%. The amounts borrowed under the credit facility have been used for working capital.

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

  Assuming that (i) the sale of the Zerand division is consummated, (ii) the contemplated restructuring of the Senior Subordinated Notes is completed, and
(iii) one of several strategic, financial alternatives, principally the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

  In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through December 31, 1997, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements. As of December 31, 1997, this amount has not been repaid.

  The success of the Company's plans will continue to be impacted by its ability to achieve a satisfactory level of orders for printing systems, timely deliveries, the degree of international orders (which generally have less favorable cash flow terms and require letters of credit that reduce credit availability), and improved terms of domestic orders. While the Company believes it is making progress in these areas, there can be no assurance that the Company will be successful in these endeavors.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the Statement of Financial Position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Report of Management...................................................   26
Independent Auditors' Report...........................................   27
Consolidated Balance Sheets--December 31, 1997 and 1996................   28
Consolidated Statements of Operations--Years Ended December 31, 1997,
 1996 and 1995.........................................................   29
Consolidated Statements of Stockholders' Equity--Years Ended December
 31, 1997, 1996 and 1995...............................................   30
Consolidated Statements of Cash Flows--Years Ended December 31, 1997,
 1996 and 1995.........................................................   31
Notes to Consolidated Financial Statements.............................   32
Schedule II--Valuation and Qualifying Accounts--Years Ended December
 31, 1997, 1996 and 1995...............................................

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

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
 Stevens International, Inc.

  We have audited the accompanying consolidated balance sheets of Stevens International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stevens International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has negative working capital at December 31, 1997, negative cash flows from operations for the year ended December 31, 1997, and anticipates that negative cash flows from operations will continue. In addition, as discussed in Note J to the Financial Statements, at December 31, 1997, the Company would not have been in compliance with certain covenants of its long-term debt agreements had the lenders not waived the covenants and extended the debt due dates. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters are also described in Note B. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Fort Worth, Texas
March 31, 1998, except for the first
paragraph of Note C as to which the
date is April 14, 1998.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                           ASSETS
Current assets:
  Cash....................................................... $   211  $ 3,338
  Trade accounts receivable, less allowance for losses of
   $374 and $4,225 in 1997 and 1996, respectively............   3,158   11,777
  Costs and estimated earnings in excess of billings on long-
   term contracts (Note E)...................................   2,209    4,263
  Inventory (Note F).........................................   6,610   14,169
  Refundable income taxes (Note K)...........................     -0-    2,464
  Other current assets.......................................     759    2,095
  Assets held for sale (Note B)..............................  14,735   14,250
                                                              -------  -------
    Total current assets.....................................  27,682   52,356
Property, plant and equipment, net (Note G)..................   2,409   17,957
Other assets, net (Note H)...................................   1,799    7,104
                                                              -------  -------
                                                              $31,890  $77,417
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..................................... $ 2,691  $ 9,834
  Billings in excess of costs and estimated earnings on long-
   term contracts (Note E)...................................     133    1,544
  Other current liabilities (Note I).........................   6,322   11,697
  Customer deposits..........................................     802    2,064
  Advances from affiliates (Notes J and N)...................     950      950
  Current portion of long-term debt (Note J).................  27,678   37,743
                                                              -------  -------
    Total current liabilities................................  38,576   63,832
Long-term debt (Note J)......................................      55      113
Accrued pension costs (Note M)...............................   2,870    2,576
Commitments and contingencies (Note L)
Stockholders' equity (Note P):
  Preferred stock, $0.10 par value, 2,000,000 shares
   authorized, none issued and outstanding...................     --       --
  Series A Common Stock, $0.10 par value, 20,000,000 shares
   authorized, 7,391,000, and 7,340,000 issued and
   outstanding at December 31, 1997 and 1996, respectively...     739      734
  Series B Common Stock, $0.10 par value, 6,000,000 shares
   authorized, 2,098,000, and 2,111,000 shares issued and
   outstanding at December 31, 1997 and 1996, respectively...     210      211
  Additional paid-in capital.................................  39,941   39,844
  Foreign currency translation adjustment....................    (769)    (167)
  Excess pension liability adjustment........................  (2,245)  (1,466)
  Retained deficit........................................... (47,487) (28,260)
                                                              -------  -------
    Total stockholders' equity (deficit).....................  (9,611)  10,896
                                                              -------  -------
                                                              $31,890  $77,417
                                                              =======  =======

                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Net sales.......................................  $ 35,151  $ 65,659  $139,181
Cost of sales...................................    34,011    74,243   108,307
                                                  --------  --------  --------
Gross profit (loss).............................     1,140    (8,584)   30,874
Selling, general and administrative expenses....     9,837    22,485    21,437
Restructuring charge............................       --      1,300       --
Loss on impairment of asset values (Note D).....     6,347       --        --
Loss on sale of assets (Note C).................               3,472       --
                                                  --------  --------  --------
Operating income (loss).........................   (15,044)  (35,841)    9,437
Other income (expense):
  Interest income...............................        95        63       207
  Interest expense..............................    (3,666)   (3,984)   (3,421)
  Lawsuit settlement expense (Note P)...........       --       (700)      --
  Other, net....................................      (825)     (758)     (264)
                                                  --------  --------  --------
                                                    (4,396)   (5,379)   (3,478)
                                                  --------  --------  --------
Income (loss) before taxes......................   (19,440)  (41,220)    5,959
Income tax benefit (expense) (Note K)...........       213     7,000    (1,660)
                                                  --------  --------  --------
  Net income (loss).............................  $(19,227) $(34,220) $  4,299
                                                  ========  ========  ========
Net income (loss) per common share--basic.......  $  (2.03) $  (3.62) $   0.46
                                                  ========  ========  ========
Net income (loss) per common share--diluted.....  $  (2.03) $  (3.62) $   0.45
                                                  ========  ========  ========
Weighted average number of shares of common and
 common stock equivalents outstanding during the
 periods--basic (Note P)........................     9,457     9,451     9,408
                                                  ========  ========  ========
Weighted average number of shares of common and
 common stock equivalents outstanding during the
 periods--diluted (Note P)......................     9,457     9,451     9,553
                                                  ========  ========  ========


                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                          SERIES A STOCK   SERIES B STOCK
                          ---------------- -----------------
                                                                           FOREIGN     EXCESS
                                                              ADDITIONAL  CURRENCY    PENSION   RETAINED
                                                               PAID-IN   TRANSLATION LIABILITY  EARNINGS
                          SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL   ADJUSTMENT  ADJUSTMENT (DEFICIT)   TOTAL
                          -------  ------- -------   -------  ---------- ----------- ---------- ---------  -------
Balance as of January 1,
 1995...................    7,130   $  713   2,236    $  224    38,737      $  68     $  (438)  $  1,661   $40,965
 Foreign currency
  translation
  adjustment............      --       --      --        --        --         291         --         --        291
 Excess pension
  liability adjustment..      --       --      --        --        --         --         (598)       --       (598)
 Conversion of Series B
  stock to Series A
  stock.................       97       10     (97)      (10)      --         --          --         --        --
 Exercise of stock
  options...............       85        8     --        --        407        --          --         --        415
 Net income.............      --       --      --        --        --         --                   4,299     4,299
                          -------   ------ -------    ------   -------      -----     -------   --------   -------
Balance, December 31,
 1995...................    7,312      731   2,139       214    39,144        359      (1,036)     5,960    45,372
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        (526)        --         --       (526)
 Excess pension
  liability adjustment..      --       --      --        --        --         --         (430)       --       (430)
 Conversion of Series B
  stock to Series A
  stock.................       28        3     (28)       (3)      --         --          --         --          0
 Lawsuit settlement.....      --       --      --        --        700        --          --         --        700
 Net loss...............      --       --      --        --        --         --          --     (34,220)  (34,220)
                          -------   ------ -------    ------   -------      -----     -------   --------   -------
Balance, December 31,
 1996...................    7,340      734   2,111       211    39,844       (167)     (1,466)   (28,260)   10,896
 Foreign currency
  translation
  adjustment............      --       --      --        --        --        (602)        --         --       (602)
 Excess pension
  liability adjustment..      --       --      --        --        --         --         (779)       --       (779)
 Conversion of Series B
  stock to Series A
  stock.................       13        1     (13)       (1)      --         --          --         --          0
 Exercise of stock
  warrants..............       38        4     --        --         97        --          --         --        101
 Net loss...............      --       --      --        --        --         --          --     (19,227)  (19,227)
                          -------   ------ -------    ------   -------      -----     -------   --------   -------
Balance, December 31,
 1997...................    7,391   $  739   2,098    $  210   $39,941      $(769)    $(2,245)  $(47,487)  $(9,611)
                          =======   ====== =======    ======   =======      =====     =======   ========   =======


                See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Cash provided by operations:
  Net income (loss)............................... $(19,227) $(34,220) $ 4,299
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.................    3,350     4,188    5,215
    Deferred and refundable taxes.................      --     (4,536)    (892)
    Accrued pension costs.........................      253       212    1,029
    Lawsuit settlement expense....................      --        700      --
    Loss on impairment or sale of assets..........    6,347     3,472      --
    Other.........................................     (620)     (957)    (308)
  Changes in operating assets and liabilities net
   of effects from purchase of subsidiary in 1995:
    Trade accounts receivable.....................    7,780    12,525  (13,029)
    Contract costs in excess of billings..........     (357)   15,402   (9,034)
    Inventory.....................................    2,551     5,781   (3,102)
    Refundable income taxes.......................    2,464    (1,630)    (832)
    Other assets..................................    5,871      (541)    (615)
    Trade accounts payable........................   (5,631)   (2,527)   3,744
    Other.........................................   (6,143)    4,687   (3,211)
                                                   --------  --------  -------
      Total cash provided by (used in) operating
       activities.................................   (3,362)    2,556  (16,736)
                                                   --------  --------  -------
Cash provided by (used in) investing activities:
  Additions to property, plant and equipment......      (93)     (470)  (5,303)
  Proceeds from insurance and sale of assets......      --        --      (212)
  Deposits and other..............................      397       294      129
  Disposal of the net assets of subsidiary........   10,384       --       --
                                                   --------  --------  -------
      Total cash provided by (used in) investing
       activities.................................   10,688       176   (5,386)
                                                   --------  --------  -------
Cash provided by (used in) financing activities:
  Increase (decrease) in current portion of long-
   term debt......................................  (10,496)   34,059      --
  Net increase (decrease) in long-term debt.......      (58)  (33,915)  21,048
  Sale of stock and exercise of stock options.....      101       --       415
                                                   --------  --------  -------
      Total cash provided by (used in) financing
       activities.................................  (10,453)      144   21,463
                                                   --------  --------  -------
Increase (decrease) in cash and temporary
 investments......................................   (3,127)    2,524     (659)
Cash and temporary investments at beginning of
 year.............................................    3,338       814    1,473
                                                   --------  --------  -------
Cash and temporary investments at end of year..... $    211  $  3,338  $   814
                                                   ========  ========  =======
Supplemental disclosure of cash flow information:
    Interest...................................... $  1,252  $  3,544  $ 2,622
    Income taxes..................................   (2,677)     (969)   3,261

                See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

 Inventory

  Approximately 74% and 73% of inventory at December 31, 1997 and 1996, respectively, is valued at the lower of cost, using the last-in, first-out
(LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to forty years for the related assets.

 Other Assets

  Included in other assets are patent costs, and goodwill. These are amortized over the remaining life of the patents, and thirty years, respectively.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities,

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES revenues and expenses as of and for the reporting period. Estimates and assumptions are also required in the disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from such estimates.

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

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for computing and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS amounts for 1997 and 1996 have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements (see Note P).

 Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the Statement of Financial Position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

B. LIQUIDITY CONCERNS

  The Company's viability as a going concern is dependent upon the restructuring of its operations and its obligations to the senior and senior subordinated lenders, additional asset sales to further reduce indebtedness, and, ultimately, a return to profitability.

  There is a negative working capital of $10.9 million at December 31, 1997, and negative cash flows from operations of $3.4 million for 1997. Negative cash flows from operating activities and other commitments are anticipated to continue in 1998. The Company was successful in its sale of substantially all assets of the Bernal division in March 1997 (see Note C of Notes to the Consolidated Financial Statements). The cash generated from this sale resulted in a $12 million permanent reduction in the Company's senior bank credit facility. In addition, the Company is contemplating additional asset sales to further reduce its indebtedness (See Note C).

  There can be no assurance that the Company's restructuring efforts will be successful, or that the senior and senior subordinated lenders, who hold first and second liens on all assets of the Company, will agree to restructured obligations consistent with the Company's anticipated cash availability. Even if such agreement is

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of its senior and senior subordinated obligations, the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its obligations and covenants on its senior and senior subordinated debt, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

C. EXPECTED SALE OF ZERAND DIVISION (1998), SALE OF BERNAL DIVISION (1997), AND FORMATION OF SSMI (1995)

 Expected Sale of Assets of Zerand Division in April 1998

  On April 14, 1998, the Company signed a definitive agreement with Valumaco Incorporated, a new company, for the sale of substantially all the assets of and the assumption of certain liabilities of the Zerand division. The assets to be sold include the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related inventory and engineering drawings. The sale price is expected to be approximately $14 million, which consists of cash proceeds of $11 million, a one-year $1 million escrow "holdback", and the purchaser's assumption of approximately $2 million of certain liabilities of Zerand, including the accounts payable.

  This transaction is expected to result in an approximate $11 million permanent reduction of the Company's senior debt. In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million income before interest, corporate charges and taxes to the Company's financial statements. The Company will realize an approximate $3.6 million gain on the sale of Zerand assets, which will be reflected in the financial statements for the second quarter of 1998.

 Sale of Bernal Division

  In March 1997, the Company sold substantially all the assets of its Bernal division including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The cash proceeds were approximately $15 million, and in addition, the purchaser assumed certain liabilities of Bernal, including the accounts payable. This transaction resulted in a $12 million permanent reduction of the Company's senior debt. In 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes. The loss on the sale of Bernal assets of approximately $3.5 million is reflected in the 1996 results of operations. This asset sale resulted in a tax charge of $1.2 million from a taxable gain due to the non-deductible Bernal goodwill expensed upon the sale of Bernal's technology.

 Formation of SSMI

  In January 1995, the Company formed Societe Specialisee dans le Materiel d'Imprimerie ("SSMI"), a French company, and acquired the assets of its predecessor, Societe Specialisee dans le Materiel d'Imprimerie Offset ("SSMIO") for approximately FF1.8 million $(368,000). SSMI is a company engaged in the service and repair of printing presses. Assets acquired were recorded at fair market values; there were no costs in excess of net assets acquired.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

D. LOSS ON IMPAIRMENT OF ASSET VALUES

  In November 1997 the Company decided to consolidate its manufacturing facilities as part of its overall restructuring program. Two facilities in Hamilton, Ohio, a machining center and a production facility are held for sale and are expected to sell in 1998. The aggregate carrying amount of these assets at December 31, 1997, prior to the impairment adjustment, was $11.8 million. To recognize the impairment of these asset values, the Company recorded a $5,447,000 non-cash charge to 1997 fourth quarter operations. In addition certain inventory stored in these facilities aggregating approximately $4.8 million was written down in the fourth quarter by $900,000 to recognize its current value. These non-cash charges are shown as a charge against operations in 1997.

E. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED LONG-TERM CONTRACTS

  Unbilled costs and estimated earnings on uncompleted contracts represent revenue earned but not billable under terms of the related contracts being accounted for using the percentage of completion revenue recognition method.

  A summary of all costs and related progress billings at December 31, 1997 and 1996 follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
   Cost incurred on uncompleted contracts.............. $     6,059 $     8,430
   Estimated earnings..................................       1,311         917
                                                        ----------- -----------
   Revenue from long-term contracts....................       7,370       9,347
   Less: Billings to date..............................       5,294       6,628
                                                        ----------- -----------
                                                        $     2,076 $     2,719
                                                        =========== ===========

  The $2,076,000, and $2,719,000 net differences are included in the accompanying balance sheets under the following captions:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997        1996
                                                       ----------- -----------
                                                       (AMOUNTS IN THOUSANDS)
   Cost and estimated earnings in excess of billings
    on long-term contracts...........................  $    2,209  $     4,263
   Billings in excess of costs and estimated earnings
    on long-term contracts...........................        (133)      (1,544)
                                                       ----------  -----------
                                                       $    2,076  $     2,719
                                                       ==========  ===========

F. INVENTORIES

  Inventories consist of the following:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             1997       1996
                                                          ----------------------
                                                          (AMOUNTS IN THOUSANDS)
   Finished product...................................... $    1,413 $     5,205
   Work in progress......................................      2,723       4,026
   Raw material..........................................      2,474       4,938
                                                          ---------- -----------
                                                          $    6,610 $    14,169
                                                          ========== ===========

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Replacement cost exceeds financial accounting LIFO cost by approximately $3,204,000 and $3,087,000 at December 31, 1997 and 1996, respectively.

G. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of:

                                           RANGE OF          DECEMBER 31,
                                       ESTIMATED USEFUL ----------------------
                                            LIVES          1997       1996
                                       ---------------- ----------------------
                                                        (AMOUNTS IN THOUSANDS)
   Land...............................           N/A    $      477 $     1,985
   Building and improvements..........   15-40 years           953      11,346
   Machinery and equipment............    5-18 years           155      17,220
   Furniture and fixtures.............    3-10 years         1,903       8,911
   Leasehold improvements.............    8-20 years           742         324
                                                        ---------- -----------
                                                             4,230      39,786
   Less: accumulated depreciation and
    amortization......................                       1,821      21,829
                                                        ---------- -----------
                                                        $    2,409 $    17,957
                                                        ========== ===========

H. OTHER ASSETS

  Other assets consist of:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         1997        1996
                                                      ----------- -----------
                                                      (AMOUNTS IN THOUSANDS)
   Goodwill, net of amortization of $120 and $2,361,
    respectively..................................... $       264 $     4,844
   Patents, net of amortization of $277 and $293,
    respectively.....................................          66         167
   Intangible pension asset..........................         386         782
   Banknote and securities technology intangible
    assets...........................................         967       1,221
   Other.............................................         116          90
                                                      ----------- -----------
                                                      $     1,799 $     7,104
                                                      =========== ===========

I. OTHER CURRENT LIABILITIES

  Other current liabilities consist of:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1997       1996
                                                         ----------------------
                                                         (AMOUNTS IN THOUSANDS)
   Salaries and wages................................... $      552 $     1,180
   Taxes other than income taxes........................        913       1,021
   Employee benefits....................................      1,200       1,918
   Accrued interest.....................................      1,182         457
   Contract reserves....................................      1,988         459
   Warranty reserve.....................................        332       2,120
   Other accrued expenses...............................        155       4,542
                                                         ---------- -----------
                                                         $    6,322 $    11,697
                                                         ========== ===========

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

J. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (AMOUNTS IN THOUSANDS)
Senior subordinated notes, interest at 10.5% (Net of
 unamortized origination fees of $63 and $417)........  $    16,434 $    14,844
Notes payable to banks, interest at prime rate plus 2%
 at December 31, 1997 (Net of unamortized origination
 fees of $53 and $262)................................       11,222      22,874
Other.................................................           77         138
                                                        ----------- -----------
                                                             27,733      37,856
Less: current portion.................................       27,678      37,743
                                                        ----------- -----------
                                                        $        55 $       113
                                                        =========== ===========

  The interest rate on direct borrowings under the Company's Bank Credit Facility at December 31, 1997 is at the lender's prime rate (8.50%) plus 2% (or 10.5%). Under its credit facility, the Company may borrow up to $11.5 million in the form of direct borrowings and letters of credit. As of December 31, 1997 there was $11.2 million in direct borrowings and $8,600 in standby letters of credit outstanding under the credit facility. At December 31, 1996, $22.8 million of the Company's borrowings were at the lender's prime rate of interest (8.25)%.

  At December 31, 1997, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. As of December 31, 1997, there was outstanding $16.5 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum, with principal payments of $3.6 million being due on June 30, 1996 and each June 30 thereafter, and a final payment of $0.86 million at maturity.

  During 1997, the Company has been in default of certain covenants contained in its bank credit facility agreement and the agreement governing Stevens' Senior Subordinated Notes. Accordingly, in August 1997 the Company and its bank lender and the holders ("Note Holders") of the Company's Senior Subordinated Notes due June 30, 2000 ("Senior Subordinated Notes") entered into agreements providing for the modification of the bank credit facility and the agreements governing the Senior Subordinated Notes. These agreements provided for the waiver of all prior defaults; revised financial covenants including a minimum net worth requirement of $2 million; certain limitations on permitted refinancing of the bank credit facility; payment of $100,000 in interest on the Senior Subordinated Notes in August, 1997, with an additional payment of $200,000 in interest in December 1997, and $1.0 million in interest and fees added to principal of the Senior Subordinated Notes and due on June 30, 2000; and an increase in the interest rate under the bank credit facility to 2.5% over the lenders prime rate of interest.

  The Company was unable to meet certain of the revised covenants at December 31, 1997, including the payment of $200,000 in interest and the minimum required net worth. A series of maturity date extensions of the bank facility and the Senior Subordinated Notes were received in 1998 in anticipation of the Company reaching new definitive agreements with its senior and senior subordinated lenders.

  The Company has been in continual negotiations with the Note Holders to restructure the Company's Senior Subordinated Notes on terms consistent with the Company's current operations. An agreement is expected to be signed in April 1998 that will convert a substantial portion of the debt to equity, reduce the Company's interest rate, and extend maturities of the debt well into the future.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  Principal maturities of the outstanding long-term debt at December 31, 1997, are as follows (Amounts in thousands):

   Year ending December 31, 1998 ...................................... $27,794
       1999............................................................      55
       2000............................................................       0
       2001............................................................       0
       2002............................................................       0
       2003 and thereafter.............................................       0
                                                                        -------
                                                                         27,849
     Less unamortized loan origination fees............................     116
                                                                        -------
                                                                        $27,733
                                                                        =======

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

  Through December 31, 1997, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements. As of December 31, 1997, this amount has not been repaid.

K. INCOME TAXES

  The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 1997, the Company had the following losses and credits available for carryforward for federal income tax purposes:

   Net operating loss--expiring in 2011 and 2012................... $27,515,000
   General business credit--expiring in 2005, 2009 and 2010........ $ 1,555,000
   Minimum tax credit--not subject to expiration................... $   798,000

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
   Deferred tax liabilities:
   Difference between book and tax basis of
    property......................................... $       656  $    5,671
   Difference between book and tax basis of
    intangibles......................................          (1)        594
   Excess of tax over book pension cost..............          41         251
   Differences between book and tax LIFO inventory
    reserves.........................................       2,722       2,722
   Other.............................................         (79)        322
                                                      -----------  ----------
                                                            3,339       9,560
                                                      -----------  ----------
   Deferred tax assets:
   Difference between book and tax basis of pension
    liability........................................         557         557
   Reserves not currently deductible.................       4,401       6,445
   Net operating loss, credit and other
    carryforwards....................................      11,453       8,713
                                                      -----------  ----------
                                                           16,411      15,715
   Valuation allowance...............................     (13,072)     (6,155)
                                                      -----------  ----------
                                                            3,339       9,560
                                                      ===========  ==========
   Net deferred tax liability........................ $         0  $        0
                                                      ===========  ==========

  The provisions for income taxes consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------  --------  -------
                                                     (AMOUNTS IN THOUSANDS)
   Current provision (benefit) for income taxes...  $  (213) $ (2,464) $ 1,995
   Deferred provision (benefit) for income taxes..      --     (4,536)    (335)
                                                    -------  --------  -------
                                                    $  (213) $ (7,000) $ 1,660
                                                    =======  ========  =======

  Deferred tax expense (benefit) results from differences in the basis of assets and liabilities between income tax and financial reporting purposes.
The sources of these differences and the tax effect of each were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------  --------  -------
                                                     (AMOUNTS IN THOUSANDS)
   Excess of depreciation/amortization (book over
    tax)..........................................  $  (400) $   (348) $  (129)
   Excess of pension cost (book over tax).........       16        47     (145)
   Bad debt, warranty cost and inventory reserves
    charged to expense on books, but not
    deductible until paid for tax purposes (book
    over tax).....................................    1,717    (3,031)    (229)
   Employee benefits accrued but not paid cur-
    rently (book over tax)........................       88       190       14
   Restructuring charge...........................      113      (158)       8
   Accrued loss on long term contracts............     (118)     (641)     --
   Excess of book over tax loss on sale/impairment
    of intangible and fixed assets................   (5,170)     (122)     (37)
   Utilization of tax loss carryforward and oth-
    er............................................    3,754      (473)     183
                                                    -------  --------  -------
                                                    $     0  $ (4,536) $  (335)
                                                    =======  ========  =======

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1997      1996     1995
                                                     -------  --------  ------
                                                     (AMOUNTS IN THOUSANDS)
   Tax expense (benefit), at statutory rate........  $(6,732) $(14,015) $2,026
   Foreign sales corporation earnings..............      --        --     (384)
   Goodwill expense, not deductible for tax purpos-
    es.............................................       73     1,576     140
   Other, net......................................     (258)     (357)    189
   State and local taxes...........................     (213)     (359)    338
   Foreign taxes...................................      --        --       13
   General business credit.........................      --        --     (662)
   Valuation allowance.............................    6,917     6,155     --
                                                     -------  --------  ------
   Actual tax expense (benefit)....................  $  (213) $ (7,000) $1,660
                                                     =======  ========  ======

L. COMMITMENTS AND CONTINGENCIES

  The Company leases equipment and office facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $293,000, $865,000, and 703,000, respectively.

  The following is a schedule by year of minimum rental payments due under non-cancelable leases with initial or remaining minimum lease terms in excess of one year as of December 31, 1997:

                                                                OPERATING
                                                          ----------------------
                                                          (AMOUNTS IN THOUSANDS)
   Year ending December 31, 1998.........................          $17
     1999................................................           17
     2000................................................            7
     2001................................................            0
     2002 and thereafter.................................            0
                                                                   ---
       Total minimum lease payments......................          $41
                                                                   ===

  At December 31, 1997, the Company had no capital equipment leases and no outstanding capital expenditure purchase commitments.

  The Company is contingently liable for approximately $0.7 million at December 31, 1997, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position, cash flows or results of operations of the Company as a result of these agreements is remote.

  The Company, its officers' and directors liability insurance carrier and the plaintiff of a class action lawsuit negotiated a written settlement of the dispute which was approved by the court by order dated June 18, 1996. The settlement resulted in the dismissal of the litigation and the issuance to the class and the plaintiff's counsel of warrants to purchase Series A Common Stock of the Company (see Note P of Notes to the Consolidated Financial Statements). Also, as a result of the Company's continuing liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, most of such actions have been settled, but there can be no assurance that the Company, if named a defendant in such actions in the future, will be able to settle such claims in the future. In addition, the Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition. In management's opinion, the Company has adequate legal defense and/or insurance coverage regarding each of these actions and does not believe that such actions, if they occur either individually or in the aggregate, will materially affect the Company's operations or financial position.

M. EMPLOYEE BENEFIT PLAN

  Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($9,500 in 1997 and $9,500 in 1996) and a discretionary matching contribution by the Company for non-union employees. In 1995, the Company agreed to match 25% of non-union employee elective contributions up to 4% of employee 1995 annual compensation. Company matching contributions were $-0- in 1997 and 1996, and $104,000 in 1995.

  The Company also sponsors defined benefit pension plans covering its employees. The two plans provide for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Due to significant reductions of employees covered under the union plan, the union plan experienced substantial disbursements during 1997 and 1996 for lump sum distributions upon participants termination of employment. The magnitude of these disbursements during 1996 reduced the funded liability of the plan at December 31, 1996 to a level which required a special liquidity shortfall contribution to the plan as of January 15, 1997 of approximately $600,000. The Company did not make this special liquidity shortfall contribution which has, by Federal law, resulted in suspension of lump sum payments to plan participants and has subjected the Company to a 10% excise tax penalty on January 15, 1997 and further penalties if steps are not taken to remedy the shortfall. The shortfall on the union plan was remedied in 1997 as a result of the suspension of lump sum payments. The gains experienced on plan assets in 1997 were also part of the remedy. Similar shortfall issues remain in 1998 because of the magnitude of the layoffs of personnel in 1997 and 1998. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. Pension expense was $145,000 in 1997, $1,183,000 in 1996, and $607,000 in 1995.

  Beginning January 1, 1989, the Company was required to recognize a liability in the amount of the Company's unfunded accumulated benefit obligation, with an equal amount to be recognized as either an intangible asset or a reduction of equity, net of applicable deferred income taxes. Based upon actuarial and plan asset information as of December 31, 1997, the Company has recorded a pension liability of $3.42 million and a corresponding intangible asset of $386,000, and a reduction of equity of $2.2 million. Benefits under the salaried retirement plan were frozen as of April 30, 1997, which eliminates future benefit accruals for participants in the salaried retirement plan. The impact of this plan amendment was to reduce pension expense by $360,000 in 1997.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 1997 and 1996.

                                                          STATUS OF PLANS
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested.........................................  $     5,371  $     5,623
     Non-vested.....................................          511          744
                                                      -----------  -----------
   Accumulated benefit obligation...................  $     5,882  $     6,367
                                                      ===========  ===========
   Plan assets at fair value........................  $     2,463  $     2,915
   Projected benefit obligation.....................        5,882        7,937
                                                      -----------  -----------
   Projected benefit obligation in excess of plan
    assets..........................................        3,419        5,022
   Unrecognized prior service cost..................         (386)          41
   Unrecognized net gain (loss).....................       (2,245)      (3,693)
   Unrecognized net asset (liability) at January 1,
    1987............................................            0         (301)
   Adjustment required to recognize minimum liabili-
    ty..............................................        2,631        2,383
                                                      -----------  -----------
   Pension liability recognized in balance sheet....  $     3,419  $     3,452
                                                      ===========  ===========

  Net periodic pension cost was composed of the following elements:

                                                          DECEMBER 31,
                                                    --------------------------
                                                     1997     1996    1995....
                                                    ------  --------  --------
                                                     (AMOUNTS IN THOUSANDS)
   Service cost.................................... $  268  $    605  $   388
   Interest cost...................................    420       624      496
   Prior service cost adjustment...................    --         90      --
   Curtailment Gain................................   (360)      --       --
   Actual return on plan assets:
     Loss (gain)...................................   (175)     (284)    (720)
     Deferred (loss) gain..........................    --        --       --
   Net amortization and deferral...................     (8)      148      443
                                                    ------  --------  -------
     Net periodic pension cost..................... $  145  $  1,183  $   607
                                                    ======  ========  =======
                                                          DECEMBER 31,
                                                    --------------------------
                                                     1997     1996      1995
                                                    ------  --------  --------
   Major assumptions used:
     Discount rate.................................   6.50%     7.46%    6.95%
     Expected long-term rate of return on assets...   8.50%     8.50%    8.50%
     Rate of increase in compensation levels.......   0.00%     0.00%    4.00%

  The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregated $-0-, $10,000, and $497,000 in 1997, 1996, and 1995, respectively.

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

N. RELATED PARTY TRANSACTIONS

  The Company and Xytec, a subsidiary of Stevens Industries, Inc. one of the principal shareholders of the Company, entered into an agreement during 1994 for Xytec to provide software and computer related services and equipment as a subcontractor on a major contract. During 1997, 1996 and 1995, the Company paid approximately $594,000, $671,000, and $784,000, respectively, to Xytec on this contract.

  Two company directors and officers are partners in a venture that leases office facilities to the Company. Amounts paid to the partnership as rent and maintenance were approximately $111,000 in 1997, 1996 and 1995, respectively.

  Through December 31, 1997, Paul I. Stevens, the Company's Chairman and Chief Executive Officer has loaned the Company $950,000 for its short-term cash requirements. As of December 31, 1997, this amount has not been repaid.

O. RESEARCH AND DEVELOPMENT, SALES TO MAJOR CUSTOMERS AND FOREIGN SALES

  For the years ended December 31, 1997, 1996, and 1995, the Company incurred gross research and development expenses of approximately $44,000, $624,000, and $1,976,000, respectively.

  Net sales to customers outside of the United States in 1997, 1996, and 1995 were approximately $8,796,000, $22,659,000, and $36,479,000, respectively.

  Shipments to one customer in 1997, Universal Packaging Company, exceeded 10% of total sales. In 1996 and 1995 no single customer accounted for more than 10% of total sales in one year. The Company has no foreign exchange contracts.

P. STOCK TRANSACTIONS AND VOTING RIGHTS

  In June 1996, resolution of the Company's class action lawsuit, which had been in litigation for five years, resulted in a one-time $700,000, $(0.07) per share charge to second quarter operations. In this settlement, the Company paid no cash, but agreed to issue warrants valued at $700,000 to purchase the Company's Series A stock. The warrants were exercisable over a one-year period from October 31, 1996 and represented the right to purchase up to 737,619 shares of Series A stock from the Company at an exercise price of $2.672 per share. Exercise of the warrants in 1997 for approximately 38,000 shares resulted in $101,000 of additional equity to the Company.

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

  The shares of Series B stock are convertible, share-for-share, into shares of Series A stock at the election of the holder thereof at any time. Once a share of Series B stock is converted into a share of Series A stock, such share of Series A stock may not be converted into any other security. The Company's certificate of incorporation further provides that the Company may not engage in a merger or consolidation with any other corporation unless each holder of Series A stock and each holder of Series B stock receives identical consideration per share in the merger or consolidation. If a dividend other than a stock dividend is to be paid, it will be paid equally to holders of both series of common stock, share-for-share. If a stock dividend is to be

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES paid to holders of common stock, it must be paid proportionately to the holders of both series of common stock either (a) in Series A stock to holders of both Series A and Series B stock or (b) in Series A stock to holders of Series A stock and in Series B stock to holders of Series B stock.

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

                                                     SERIES A   WEIGHTED AVERAGE
                                                   STOCK OPTION  EXERCISE PRICE
                                                   ------------ ----------------
   Stock Option Plan:
   Balance, January 1, 1996.......................    762,900        $5.72
   Cancelled......................................   (210,000)        6.00
                                                     --------        -----
   Balance, December 31, 1996.....................    552,900        $5.63
   Granted........................................    345,000         1.50
   Cancelled Balance, December 31, 1997...........   (502,900)        5.33
                                                     --------        -----
                                                      395,000        $1.60
                                                     ========        =====
                                                     SERIES A   WEIGHTED AVERAGE
                                                   STOCK OPTION  EXERCISE PRICE
                                                   ------------ ----------------
   Directors and Others:
   Balance, January 1, 1996.......................    109,500        $5.98
   Granted........................................     25,000         2.62
   Cancelled......................................    (20,000)        6.51
                                                     --------        -----
   Balance, December 31, 1996.....................    114,500        $5.15
   Granted........................................     35,000         1.50
   Cancelled Balance, December 31, 1997...........    (39,500)        5.22
                                                     --------        -----
                                                      110,000        $4.21
                                                     ========        =====

  Stock Options outstanding as of December 31, 1997 are as follows:

                                  OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                              --------------------------- ---------------------
                                       WEIGHTED  WEIGHTED             WEIGHTED
                                       AVERAGE   AVERAGE              AVERAGE
                                       YEARS TO  EXERCISE             EXERCISE
   RANGE OF EXERCISE PRICES   NUMBER  EXPIRATION  PRICE    NUMBER      PRICE
   ------------------------   ------- ---------- -------- ---------- ----------
   $1.50-$7.12..............  395,000    3.35     $1.60      395,000  $   1.60
   $1.50-$7.19..............  110,000     7.3     $4.21      110,000  $   4.21
                              -------                     ----------
   $1.50-$7.19..............  505,000                        505,000
                              =======                     ==========

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

  The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan, as described above, the Company's net income would have been reduced by $0.3 million in 1997, $0.01 million in 1996, and $0.5 million in 1995. Earnings per share would have been reduced by $0.03 per share in 1997, $0.00 in 1996, and $0.06 per share in 1995.

  Weighted average grant-date fair value of options in 1997 $(0.83), 1996 $(0.93), and 1995 ($2.53) were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                                                         1995
                                                                          AND
                                                                1997     1996
                                                               -------  -------
Expected volatility...........................................      60%    89.7%
Expected dividend yield.......................................       0        0
Expected option term.......................................... 5 years  5 years
Risk-free rate of return......................................     7.5%     4.8%

Q. QUARTERLY RESULTS (UNAUDITED)

  The following table summarizes results for each of the four quarters for the years ended December 31, 1997 and 1996. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                             THREE MONTHS ENDED
                                ----------------------------------------------
                                MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                --------- --------  ------------- ------------
                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
   1997:
     Net sales.................  $ 8,780  $ 7,311      $ 8,157      $ 10,903
     Operating income (loss)...  $(1,956) $(2,418)     $  (956)     $ (9,714)
     Net income (loss).........  $(2,999) $(3,405)     $(1,956)     $(10,867)
     Basic and diluted net
      (loss) per share.........  $ (0.32) $ (0.36)     $ (0.20)     $  (1.15)
   1996:
     Net sales.................  $22,613  $18,732      $12,770      $ 11,544
     Operating income (loss)...  $(1,026) $(3,394)     $(5,663)     $(25,758)
     Net income (loss).........  $(1,085) $(3,741)     $(4,067)     $(25,327)
     Basic and diluted net
      (loss) per share.........  $ (0.11) $ (0.40)     $ (0.43)     $  (2.68)

  The Company attributes the operating and net loss for the fourth quarter of 1997 to (1) a continuing decline in orders $(20.3 million versus $25.1 million for the last six months of 1997 and 1996, respectively); (2) a non-cash charge for loss on impairment of asset values of $6.3 million; (3) a provision for bad debt expense of $0.6 million; and (4) unabsorbed overhead costs due to the low shipment volume in the quarter.

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

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

  Concentration of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 1997, the Company had no significant concentrations of credit risk.

  The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:

                                                      CARRYING AMOUNT FAIR VALUE
                                                      --------------- ----------
                                                        (AMOUNTS IN THOUSANDS)
   Cash and temporary investments....................      $211          $211
   Performance bond deposits.........................      $100          $100
   Long-term debt....................................      $ 55          $ 55
   Off-Balance Sheet Financial Instruments:
     Letters of credit...............................      $  8          $  8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1998 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

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

  (b) Reports on Form 8-K:

    No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1997 fiscal year.

  (c) Exhibits:

EXHIBIT                        NUMBER DESCRIPTION OF EXHIBIT
-------                        -----------------------------
 3.1     Second Amended and Restated Certificate of Incorporation of the Company.(1)
 3.2     Bylaws of the Company, as amended.(2)
 4.1     Specimen of Series A Common Stock Certificate.(3)
 4.2     Specimen of Series B Common Stock Certificate.(4)
11.1     Computation of Net Income per Common Share.(*)
21       Subsidiaries of the Company.
23.1     Consent of Deloitte & Touche LLP.(*)
24.1     Power of Attorney.(*)
27.1     Financial Data Schedule.(*)

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

                                          STEVENS INTERNATIONAL, INC.

                                                    /s/ Paul I. Stevens
                                          By: _________________________________
                                              PAUL I. STEVENS CHAIRMAN OF THE
                                              BOARD, CHIEF EXECUTIVE OFFICER,
                                            AND ACTING CHIEF FINANCIAL OFFICER

Date: April 10, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/  Paul I. Stevens           Chairman of the          April 10, 1998
-------------------------------------   Board and Chief
           PAUL I. STEVENS              Executive Officer

       /s/ Richard I. Stevens          President, Chief         April 10, 1998
-------------------------------------   Operating Officer
         RICHARD I. STEVENS             and Director

      /s/ Constance I. Stevens         Vice President,          April 10, 1998
-------------------------------------   Assistant Secretary
        CONSTANCE I. STEVENS            and Director

      /s/ Robert H. Brown, Jr.         Director                 April 10, 1998
-------------------------------------
        ROBERT H. BROWN, JR.

       /s/ James D. Cavanaugh          Director                 April 10, 1998
-------------------------------------
         JAMES D. CAVANAUGH

       /s/ Michel A. Destresse         Director                 April 10, 1998
-------------------------------------
         MICHEL A. DESTRESSE

      /s/ Edgar H. Schollmaier         Director                 April 10, 1998
-------------------------------------
        EDGAR H. SCHOLLMAIER

         /s/ John W. Stodder           Director                 April 10, 1998
-------------------------------------
           JOHN W. STODDER

                                                                     SCHEDULE II

                          STEVENS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT  CHARGED TO  CHARGED TO                     BALANCE AT
                         BEGINNING OF COSTS AND      OTHER                         END OF
                            PERIOD     EXPENSES    ACCOUNTS       DEDUCTIONS       PERIOD
                         ------------ ----------  -----------     ----------     ----------
YEAR ENDED DECEMBER 31,
 1997
  Allowance for doubtful
   accounts.............  $4,225,000  $(305,000)  $(2,849,000)(2) $(697,000)(1)  $ 374,000
YEAR ENDED DECEMBER 31,
 1996
  Allowance for doubtful
   accounts.............     655,000  4,043,000       181,000       292,000      4,225,000
YEAR ENDED DECEMBER 31,
 1995
  Allowance for doubtful
   accounts.............     450,000    256,000       105,000(2)    156,000(1)     655,000

--------
(1) Write off of uncollectible accounts.
(2) Reclassification of allowance for doubtful accounts to "assets held for sale".
(3) Reclassification of accrued interest on customer account.

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
                                                                      NUMBERED
 EXHIBIT               NUMBER DESCRIPTION OF EXHIBIT                   PAGES
 -------               -----------------------------                ------------
         Second Amended and Restated Certificate of Incorporation
   3.1   of the Company.(1) ......................................
   3.2   Bylaws of the Company, as amended.(2) ...................
   4.1   Specimen of Series A Common Stock Certificate.(3) .......
   4.2   Specimen of Series B Common Stock Certificate.(4) .......
  11.1   Computation of Net Income per Common Share.(*) ..........
  23.1   Consent of Deloitte & Touche LLP.(*) ....................
  27.1   Financial Data Schedule.(*) .............................

--------
 *Filed herewith.
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.