Form 10-Q
period 1998-03-31
STEVENS INTERNATIONAL INC
filed 1998-05-14
CIK 817644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
  XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934
       For the quarterly period ended             March 31, 1998
                                      -----------------------------------
                                      or
 ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                      Commission file number     1-9603
                                              -------------

                          STEVENS INTERNATIONAL, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                    75-2159407
               ------------------------------------------------------
               (State or other jurisdiction of     (IRS Employer
                incorporation or organization)    Identification No.)

                 5500 Airport Freeway, Fort Worth, Texas 76117
                 ---------------------------------------------
              (Address of principal executive offices) (zip code)

                                  817/831-3911
                                  ------------
              (Registrant's telephone number, including area code)

              ----------__________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes    XX    No
                                             -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                        Outstanding at May 6, 1998
-------------------------------                 --------------------------
Series A Stock, $0.10 Par Value                          7,390,899
Series B Stock, $0.10 Par Value                          2,097,134

                               TABLE OF CONTENTS
                               -----------------


PART I.    FINANCIAL INFORMATION                                     PAGE NUMBER

     Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets                        3
              December 31, 1997 and March 31, 1998
              (unaudited)

              Consolidated Condensed Statements of Operations              4
              Three months ended March 31, 1998 and 1997
              (unaudited)

              Consolidated Condensed Statements of                         5
              Stockholders' Equity December 31, 1997 and
              Three months ended March 31, 1998 (unaudited)

              Consolidated Condensed Statements of Cash Flows              6
              Three months ended March 31, 1998 and 1997
              (unaudited)

              Notes to Consolidated Condensed Financial                    7
              Statements (unaudited)

     Item 2.    Management's Discussion and Analysis of                    9
              Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                           14

     Item 6.  Exhibits and Reports on Form 8-K                            14

                   STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31, 1998      DECEMBER 31, 1997
                                                               --------------      -----------------
                                                                (unaudited)
                           ASSETS
Current assets:
   Cash.....................................................      $    699              $    211
   Trade accounts receivable, less allowance for losses of
     $138 and $374 in 1998 and 1997, respectively...........         1,614                 3,158
 Costs and estimated earnings in excess of billings on
     long-term contracts....................................         3,432                 2,209
   Inventory (Note 3).......................................         6,501                 6,610
   Other current assets.....................................           708                   759
   Assets held for sale  (Note 6)...........................        13,448                14,735
                                                                  --------              --------
       Total current assets.................................        26,402                27,682
Property, plant and equipment...............................         2,449                 2,409
Other assets, net...........................................         1,727                 1,799
                                                                  --------              --------
                                                                  $ 30,578              $ 31,890
                                                                  ========              ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable...................................      $  2,811              $  2,691
   Billings in excess of costs and estimated earnings on
     long-term contracts....................................            --                   133
   Other current liabilities................................         5,685                 6,322
   Customer deposits........................................           829                   802
   Advances from affiliates.................................           950                   950
   Current portion of long-term debt (Note 4)...............        15,476                27,678
                                                                  --------              --------
       Total current liabilities............................        25,751                38,576
Long-term debt..............................................        12,201                    55
Accrued pension costs.......................................         2,870                 2,870
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.10 par value, 2,000,000 shares
     authorized, none issued and outstanding
   Series A common stock, $0.10 par value, 20,000,000
     shares authorized, 7,391,000 shares issued and
     outstanding at March 31, 1998 and December 31,
     1997, respectively.....................................           739                   739
   Series B common stock, $0.10 par value, 6,000,000
     shares authorized, 2,098,000 shares issued and
     outstanding at March 31, 1998 and December 31,
     1997, respectively.....................................           210                   210
   Additional paid-in-capital...............................        39,941                39,941
   Foreign currency translation adjustment..................          (986)                 (769)
   Excess pension liability adjustment......................        (2,245)               (2,245)
   Retained (deficit).......................................       (47,903)              (47,487)
                                                                  --------              --------
       Total stockholders' equity (deficit).................       (10,244)               (9,611)
                                                                  --------              --------
                                                                  $ 30,578              $ 31,890
                                                                  ========              ========

           See notes to consolidated condensed financial statements.

                   STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      1998             1997
                                                                    -------          -------
Net sales.....................................................      $ 9,697          $ 8,780
Cost of sales.................................................       (6,912)          (7,829)
                                                                    -------          -------
Gross profit..................................................        2,785              951
Selling, general and administrative expenses..................       (2,228)          (2,907)
                                                                    -------          -------
Operating income (loss).......................................          557           (1,956)
Other income (expense):
   Interest income............................................           --               12
   Interest expense...........................................         (825)          (1,064)
   Other, net.................................................         (148)               9
                                                                    -------          -------
                                                                       (973)          (1,043)
                                                                    -------          -------
Loss before income taxes......................................         (416)          (2,999)
Income tax benefit (Note 7)...................................           --               --
                                                                    -------          -------
Net loss......................................................      $  (416)         $(2,999)
                                                                    =======          =======

Net loss per common share - basic.............................       $(0.04)          $(0.32)
                                                                    =======          =======

Net loss per common share - diluted...........................       $(0.04)           $0.32
                                                                    =======          =======

Weighted average number of shares of common and common
  stock equivalents outstanding during the periods - basic....        9,488            9,451
                                                                    =======          =======

Weighted average number of shares of common and common
  stock equivalents outstanding during the periods - diluted..        9,488            9,451
                                                                    =======          =======


           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)



                                                       SHARES   AMOUNT
                                                       ------  ---------
Series A Stock
   Balance, December 31, 1997........................   7,391  $    739
   Conversion of Series B stock to Series A stock....      --        --
                                                       ------  --------
   Balance, March 31, 1998...........................   7,391  $    739
                                                       ======  ========

Series B Stock
   Balance, December 31, 1997........................   2,098  $    210
   Conversion of Series B stock to Series A stock....      --        --
                                                       ------  --------
   Balance, March 31, 1998...........................   2,098  $    210
                                                       ======  ========

Additional Paid-In Capital
   Balance, December 31, 1997........................          $ 39,941
                                                               --------
   Balance, March 31, 1998...........................          $ 39,941
                                                               ========

Foreign Currency Adjustment
   Balance, December 31, 1997........................          $   (769)
   Translation adjustments...........................              (217)
                                                               --------
   Balance, March 31, 1998...........................          $   (986)
                                                               ========

Pension Liability Adjustment
   Balance, December 31, 1997........................          $ (2,245)
                                                               --------
   Balance, March 31, 1998...........................          $ (2,245)
                                                               ========

Retained (Deficit)
   Balance, December 31, 1997........................          $(47,487)
   Net (loss) for three months ended March 31, 1998..              (416)
                                                               --------
   Balance, March 31, 1998...........................          $(47,903)
                                                               ========

Stockholders' Equity (Deficit) at March 31, 1998.....          $(10,244)
                                                               ========


           See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             --------------------
                                                               1998       1997
                                                             --------  ----------
Cash provided by operations:
   Net income (loss).......................................  $  (416)   $ (2,999)

   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
   Depreciation and amortization...........................      453         927
   Other...................................................     (217)       (181)
   Changes in operating assets and liabilities:
      Trade accounts receivable............................    1,544       3,465
      Contract costs in excess of billings.................   (1,356)     (1,255)
      Inventory............................................      110         441
      Other assets.........................................    1,191       1,755
      Trade accounts payable...............................      193      (1,573)
      Other liabilities....................................     (683)       (299)
                                                             -------    --------
Total cash provided by operating activities................  $   819    $    281
                                                             -------    --------

Cash provided by (used in) investing activities:
 Additions to property, plant and equipment................  $  (160)   $     (7)
 Disposal of Bernal division...............................       --      14,263
                                                             -------    --------
Total cash provided by (used in) investing activities......  $  (160)   $ 14,256
                                                             -------    --------

Cash provided by (used in) financing activities:
 Net proceeds from (repayments of) long-term debt..........  $  (171)   $(15,863)
                                                             -------    --------
Total cash provided by (used in) financing activities......  $  (171)   $(15,863)
                                                             -------    --------

Increase (decrease) in cash and temporary investments......  $   488    $ (1,326)
Cash and temporary investments at beginning of period......      211       3,338
                                                             -------    --------
Cash and temporary investments at end of period............  $   699    $  2,012
                                                             =======    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest................................................  $   285    $     12
   Income taxes............................................       --          --


           See notes to consolidated condensed financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated condensed balance sheet as of March 31, 1998, the consolidated condensed statement of stockholders' equity for the period ended March 31, 1998, the consolidated condensed statements of operations for the three months ended March 31, 1998 and 1997, and the consolidated condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and the cash flows for the three months ended March 31, 1998 and 1997 have been made. The December 31, 1997 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1997 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

     The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1997 Form 10-K. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. The Company designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and securities segments of the printing industry. The Company also markets and manufactures high-speed digital image processing systems primarily for use in the banknote and security printing industry. The Company combines various types of equipment capable of converting and printing, among other items, food and beverage containers, liquid container cartons, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company's technological and engineering capabilities allow it to combine any of the four major printing technologies (offset, flexography, rotogravure and intaglio) in its systems. Complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard form size and special auxiliary functions.

3.   Inventories consist of the following:

                                    March 31,  December 31,
                                      1998        1997
                                    ---------  ------------

                                     (Amounts in thousands)
       Finished product........     $1,066           $1,413
       Work in progress........      1,567            2,723
       Raw materials...........      3,868            2,474
                                    ------           ------
                                    $6,501           $6,610
                                    ======           ======

4. For a description of the status of the bank credit facility at March 31, 1998, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. The senior debt is classified as a current liability at March 31, 1998. The senior subordinated debt is classified as $4.5 million of current indebtedness and $12.2 million of long-term indebtedness based upon the terms of the restructured debt discussed in detail in "Liquidity and Capital Resources".

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

     In management's opinion, other than with respect to collection lawsuits, the Company has adequate legal defenses and/or insurance coverage in respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1997 Form 10-K.

6.   A description of the Company's divestitures in 1998 and 1997 follow:

     Sale of Assets of Zerand Division in April 1998
     -----------------------------------------------

     On April 27, 1998, the Company sold substantially all the assets of the Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "holdback", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable.

     This transaction resulted in an approximate $10 million reduction of the Company's senior debt. In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million income before interest, corporate charges and taxes to the Company's financial statements. The Company will realize an approximate $3.6 million gain on the sale of Zerand assets, which will be reflected in the financial statements for the second quarter of 1998.

     Sale of Bernal Division in March 1997
     -------------------------------------

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

7. Due to accumulated losses, there are no recoverable income taxes for the three months ended March 31, 1998 and 1997.

8. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for computing and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS amounts for 1998 and 1997 have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Sales The Company's sales for the three months ended March 31, 1998 increased by $0.9 million (or 10.4%) compared to sales in the same period in 1997 due primarily to packaging systems sales increases ($2.0 million) offset by decreases in sales at the French service and repair division ($0.1 million), and banknote printing equipment division ($1.0 million). Sales and gross profit in 1997 includes $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process. Sales included $3.6 million of Zerand division sales in the three months ended March 31, 1998, a division that was sold in April 1998.

Gross Profit  The Company's gross profit for the three months ended March 31,
1998 increased by   $1.8 million compared to gross profit in the same period in
1997 due primarily to increased sales volume for packaging systems and reduced depreciation and product development costs in 1998. Gross profit margin for 1998 increased to 28.7% of sales as compared to 10.8% for 1997. This increase in gross profit margin in 1998 was due primarily to higher margins on standard products in 1998 compared to lower margins on prototype orders in 1997 and reduced depreciation charges on assets held for sale. Sales and gross profit in 1997 includes $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.7 million (or 23.4%) for the three months ended March 31, 1998 compared to the same period in 1997 due to continuing cost reduction efforts at all divisions. Selling, general and administrative expenses for the three months ended March 31, 1998 were 23% of sales compared to 33.1% of sales for the same period in 1997 due to the increase in sales in 1998 described above and the reduction in expenses.

Other Income (Expense)   The Company's interest expense decreased by $0.2
million for the three months ended March 31, 1998 compared to the same period in 1997 due to the reduced borrowing in 1998, primarily from the $12 million in loan payments from the sale of Bernal in March 1997.


TAX MATTERS

The Company's effective state and federal income tax rate ("effective tax rate") was 0% for the three months ended March 31, 1998 and 1997, respectively. Due to continuing losses in 1998, there are no recoverable tax benefits for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As a result of its cash collections and the sale of Zerand (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company was able to make principal payments on its bank credit facility of approximately $10 million on April 27, 1998. This transaction and normal working capital advances decreased the Company's net direct bank borrowings from $10.96 million at March 31, 1998 to $583,000 at April 27, 1998.

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

Net cash provided by (used in) operating activities (before working capital requirements) was ($0.2) and ($2.2) million for the three months ended March 31, 1998 and 1997, respectively. Working capital provided cash of $1.0 and $2.5 million for the three months ended March 31, 1998 and 1997, respectively.
During periods of lower sales such as 1997 and the first quarter of 1998, the Company's working capital provides cash as receivables are collected and inventory is utilized. Alternatively, the Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders.

On April 22, 1998 the Company and its Note Holders reached an agreement in principle to modify the Senior Subordinated Notes, including principal of $15.3 million and interest of $2.35 million, as follows (the "Restructuring"):

     a. A total of $4 million of 6% term notes, due December 31, 1998, to be collateralized by certain assets of the Company and are to be mandatorily pre-paid from proceeds of sale of the Hamilton Machining Center and/or the Hamilton production facility. Interest on these notes is payable monthly and increases 1% per month commencing August 1, 1998 until maturity;

     b. A total of $1 million of 6% term notes, due December 31, 1999, to be collateralized by certain assets of the Company and are to be mandatorily pre-paid from proceeds of the $1 million escrow amount from the April 1998 sale of certain Zerand assets. Interest on these notes is payable monthly and increases 1% per month (a) commencing October 1, 1998 until $500,000 in principal is re-paid and (b) commencing April 1, 1999 until maturity;

     c. A total of $4 million of 6% term notes, due June 30, 2003 to be payable in principal payments of $1.33 million on each of June 30, 2001, 2002 and 2003, with interest paid in kind until June 30, 2000, and thereafter in cash semi-annually. Collateral will include first liens on certain assets and a second lien on all remaining assets of the Company. An accelerated principal payment of $500,000 is due on June 30, 2000 payable out of 50% of excess or "free" cash flow.

     d. A total of $3 million of 6% unsecured term notes, due June 30, 2005, to be payable in principal payments of $1 million on June 30, 2003, 2004 and 2005, with interest paid in kind through June 30, 2000 and thereafter in cash out of 50% of net income of the Company. If the Company pre-pays $0.5 million of these unsecured term notes before June 30, 2003, $1.5 million of these term notes will be converted directly into Series A Common Stock of the Company at market price on the date of conversion.

     e. A total of $5.65 million of 6% unsecured notes, due December 31, 1999, which will be mandatorily converted to 5.65 million shares of Convertible Preferred Stock (liquidation value of $1 per share) upon the payment of the $4 million term notes described in paragraph a. above, and the conversion to Convertible Preferred Stock of $1.5 million of a Bridge Convertible Senior Secured Note described below. The Convertible Preferred Stock will be convertible, at the option of the Note Holders, to Series A Common Stock of the Company at the market value of the Series A Common Stock as of the date of conversion of the preferred stock. Cumulative dividends at 8% per annum will be paid after June 30, 2003 out of 50% of net income not used to pay interest on senior debt and the term notes described in paragraph d. above.

A summary table of required Note Holder principal payment due dates follows:

              ON OR BEFORE:        PAYMENT AMOUNT
              -------------------  --------------
              December 31, 1998..      $4,500,000
              December 31, 1999..      $  500,000
              June 30, 2001......      $1,333,333
              June 30, 2002......      $1,333,333
              June 30, 2003......      $2,333,334
              June 30, 2004......      $1,000,000
              June 30, 2005......      $1,000,000

As a condition to the implementation of the Restructuring, (a) the Company must raise $1.5 million in the form of a Bridge Convertible Senior Secured Note, convertible into 1.5 million shares of Convertible Preferred Stock, which in turn is convertible into Series A Common Stock at market price on the day of conversion, and (b) a $950,000 loan from Paul I. Stevens to the Company must be converted into Convertible Preferred Stock of the Company on the same terms and conditions as described in paragraph e. above.

The Company believes that its commitment to raise $1.5 million of Bridge Senior Convertible Debt and the conversion of the $950,000 advanced to the Company by Paul I. Stevens to Convertible Preferred Stock will enhance the Company's ability to obtain and produce the new orders which have been forecasted.

At March 31, 1998, the Company's indebtedness was comprised primarily of a bank credit facility and the Company's Senior Subordinated Notes due September 30, 2000. In addition, the Company's Chairman has loaned the Company $950,000 as described below. As of March 31, 1998, there was outstanding $15.3 million in Senior Subordinated Notes, bearing interest at the rate of 10.5% per annum.

Under its credit facility at March 31, 1998, the Company's maximum borrowings were limited to a borrowing base formula, which could not exceed $11 million in the form of direct borrowings and letters of credit. As of March 31, 1998 there was $10.97 million in direct borrowings and $8,600 in standby letters of credit outstanding under the bank credit facility, with additional availability for such borrowings of $24,000. After the sale of Zerand, the bank credit facility borrowings were

$583,000, and the bank credit facility was modified to provide for a maximum of $2 million in direct borrowings and letters of credit.

At March 31, 1998, $10.97 million of the Company's bank borrowings were at the lender's prime rate of interest (8.50%) plus 2.0%, or a total of 10.50% interest. The amounts borrowed under the credit facility have been used for working capital.

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

With the sale of the Zerand division, the above described Restructuring, and assuming that one of several strategic, financial alternatives, principally the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

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

In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. In 1996, the Company's Chairman and Chief Executive Officer loaned the Company $950,000 for its short-term cash requirements. As of March 31, 1998, this loan had not been repaid.

Backlog and Orders The Company's backlog of unfilled orders (excluding Zerand backlog), at March 31, 1998 was approximately $8.1 million compared to $12.0 million at December 31, 1997 (excluding Zerand backlog), a decrease of (32.5%). The backlog decrease included $3.9 million of packaging systems as compared to year-end 1997, offset by small changes in the Company's other divisions. The backlog at March 31 in each of the preceding five years has ranged from a low of $17.4 million in 1997 to a high of $68.0 million in 1995.

The reduction in backlog is the result of a reduced order flow in 1997 and 1998. Orders for the three months ended March 31, 1998 were $1.9 million compared to $5.4 million for the comparable period in 1997, a decrease of $3.5 million while shipments increased $0.9 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders, and in part to liquidity problems faced by the Company. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:


EXHIBIT  NUMBER DESCRIPTION OF EXHIBIT
-------  -----------------------------
  3.1    Second Amended and Restated Certificate of Incorporation of the
          Company.(1)
  3.2    Bylaws of the Company, as amended.(2)
  4.1    Specimen of Series A Common Stock Certificate.(3)
  4.2    Specimen of Series B Common Stock Certificate.(4)
 10.1 Seventh Amendment to Credit Agreement dated December 31, 1997 by and between the Bank of America Texas, N.A., the Company, PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation.(*)
 10.2 Eighth Amendment to Credit Agreement dated January 23, 1998 by and between the Bank of America Texas, N.A., the Company, PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation.(*)

EXHIBIT  NUMBER DESCRIPTION OF EXHIBIT
-------  -----------------------------
 10.3 Ninth Amendment to Credit Agreement dated February 6, 1998 by and between the Bank of America Texas, N.A., the Company, PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation.(*)
 10.4 Tenth Amendment to Credit Agreement dated February 28, 1998 by and between the Bank of America Texas, N.A., the Company, PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation.(*)
 10.5 Eleventh Amendment to Credit Agreement dated March 31, 1998 by and between the Bank of America Texas, N.A., the Company, PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation.(*)
 10.6 Twelfth Amendment to Credit Agreement dated April 16, 1998 by and between Bank of America Texas, N.A., the Company, PMC Liquidation, Inc., and Printing and Packaging Equipment Finance Corporation.(*)
 11.1    Computation of Net Income per Common Share.(*)
 27.1    Financial Data Schedule.(*)

------------------

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



                                        STEVENS INTERNATIONAL, INC.



Date: May 12, 1998                      By: /s/  Paul I. Stevens
                                           ------------------------------------
                                            Paul I. Stevens
                                            Chief Executive Officer
                                            and Acting Chief Financial Officer

                                                                    EXHIBIT 11.1

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               COMPUTATIONS OF NET INCOME (LOSS) PER COMMON SHARE
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                         1998       1997
                                                       ---------  ---------
Basic and diluted:

   Weighted average shares outstanding - basic.......     9,488      9,451
   Assumed exercise of Series A and B stock options
     (Treasury stock method).........................        --         --
                                                         ------    -------

Total common share equivalents - diluted.............     9,488      9,451
                                                         ======    =======

Net income (loss)....................................    $ (416)   $(2,999)
                                                         ======    =======

Per share amounts  -- Basic and fully diluted:

Net income (loss) - basic............................    $(0.04)   $ (0.32)
                                                         ======    =======

Net income (loss) - diluted..........................    $(0.04)   $ (0.32)
                                                         ======    =======