Form 10-Q
period 1998-06-30
STEVENS INTERNATIONAL INC
filed 1998-08-14
CIK 817644

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                  FORM 10-Q

  (Mark One)
   XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended             June 30, 1998
                                       or
  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                    Commission file number     1-9603

                         STEVENS INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

              Delaware                                 75-2159407
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)

                5500 Airport Freeway, Fort Worth, Texas 76117
             (Address of principal executive offices) (zip code)

                                817/831-3911
            (Registrant s telephone number, including area code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

         Title of Each Class                               Outstanding at
                                                           August 7,1998
  Series A Stock, $0.10 Par Value                             7,390,899
  Series B Stock, $0.10 Par Value                             2,097,134

                              TABLE OF CONTENTS


   Part I.   FINANCIAL INFORMATION                              PAGE NUMBER

     Item 1. Financial Statements

              Consolidated Condensed Balance Sheets                  3
              December 31, 1997 and June 30, 1998
              (unaudited)

              Consolidated Condensed Statements of Operations        4
              Three and Six months ended June 30, 1998 and 1997
               (unaudited)

              Consolidated Condensed Statements of                   5
              Stockholders  Equity December 31, 1997 and
              Six months ended June 30, 1998  (unaudited)

              Consolidated Condensed Statements of Cash Flows        6
              Six months ended June 30, 1998 and 1997
              (unaudited)

              Notes to Consolidated Condensed Financial              7
              Statements (unaudited)

     Item 2.Management s Discussion and Analysis of                 10
            Financial Condition and Results of Operations


  Part II.  OTHER INFORMATION

     Item 1.Legal Proceedings                                       14

     Item 4.Submission of Matters to a Vote of Security             15
            Holders

     Item 6.Exhibits and Reports on Form 8-K                        15

     CAUTIONARY STATEMENT - This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Stevens International, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in the Form 10-K for the year ended December 31, 1997.

             STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
              (Amounts in thousands, except share data)

                                        June 30, 1998  December 31, 1997
                   ASSETS                 (unaudited)
   Current assets:
     Cash                                     $ 2,895      $   211
     Trade accounts receivable, less
      allowance for losses of $298 and
      $374 in 1998 and 1997, respectively       2,038        3,158
     Costs and estimated earnings in excess
      of billings on long-term contracts        2,726        2,209
     Inventory  (Note 3)                        5,469        6,610
     Other current assets                       1,484          759
     Assets held for sale  (Note 6)             6,250       14,735
            Total current assets               20,862       27,682
   Property, plant and equipment, net           2,534        2,409
   Other assets, net                            1,659        1,799
                                              $25,055      $31,890
    LIABILITIES AND STOCKHOLDERS  EQUITY
   Current liabilities:
     Trade accounts payable                   $ 2,627      $ 2,691
     Billings in excess of costs and
      estimated earnings on
      long-term contracts                         ---          133
     Other current liabilities                  4,951        6,322
     Income taxes payable                          75         ---
     Customer deposits                            699          802
     Advances from affiliates                     950          950
     Current portion of long-term debt(Note 4)  6,137       27,678
            Total current liabilities          15,439       38,576
   Long-term debt                               4,382           55
   Accrued pension costs                        2,870        2,870
   Commitments and contingencies
   Stockholders  equity:
     Preferred stock, $0.10 par value,
      2,000,000 shares authorized, none
      issued and outstanding                      ---          ---
     Series A common stock, $0.10 par
      value, 20,000,000 shares authorized,
      7,340,000 shares issued and
      outstanding at June 30, 1998 and
      December 31, 1997, respectively             739          739
     Series B common stock, $0.10 par
      value, 6,000,000 shares authorized,
      2,098,000 shares issued and
      outstanding at June 30, 1998 and
      December 31, 1997, respectively             210          210
     Additional paid-in-capital                41,091       39,941
     Foreign currency translation adjustment   (1,084)        (769)
     Excess pension liability adjustment       (2,245)      (2,245)
     Retained (deficit)                       (36,347)     (47,487)
       Total stockholders equity (deficit)      2,364       (9,611)
                                              $25,055      $31,890
      See notes to consolidated condensed financial statements.

             STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)
            (Amounts in thousands, except per share data)

                                  Three months ended   Six months ended
                                        June 30,          June 30,
                                     1998     1997     1998      1997
   Net sales                        $ 5,343 $ 7,311  $15,040   $16,091
   Cost of sales                      5,163   7,883   12,075    15,712
   Gross profit (loss)                  180    (572)   2,965       379

   Selling, general and               1,993   1,846    4,221     4,753
   administrative expenses
      Operating income (loss)        (1,813) (2,418)  (1,256)   (4,374)

   Other income (expense):
   Interest income                      ---       3      ---        15
   Interest expense                    (376)   (805)  (1,201)   (1,869)
   Other, net                          (103)   (185)    (251)     (176)
   Gain on sale of assets (Note 6)    2,702     ---    2,702       ---
                                      2,223    (987)   1,250    (2,030)
   Income (loss) before income
   taxes and extraordinary item         410  (3,405)      (6)   (6,404)
   Income tax (expense) benefit         (75)    ---      (75)      ---
   Income (loss) before
   extraordinary item                   335  (3,405)     (81)   (6,404)
   Extraordinary item (Note 4):
     Gain on early extinguishment
      of debt, net of tax effect     11,221     ---   11,221       ---
       Net income (loss)            $11,556 $(3,405) $11,140   $(6,404)

   Earnings (loss) per share -
    basic (Note 8):
      Income (loss) before
      extraordinary item              $0.04  $(0.36)  $(0.01)   $(0.68)
      Gain on early extinguishment
      of debt                          1.18     ---     1.18       ---
      Net income (loss) - basic       $1.22  $(0.36)   $1.17    $(0.68)
   Earnings (loss) per share -
   diluted (Note 8):
      Income (loss) before
      extraordinary item              $0.03  $(0.36)  $(0.01)   $(0.68)
      Gain on early extinguishment
      of debt                          1.10      ---    1.10       ---
      Net income (loss) - diluted     $1.13  $(0.36)   $1.09    $(0.68)
   Weighted average number of
   shares of common stock
   outstanding during the periods -
   basic (Note 8)                     9,488   9,451    9,488     9,451
   Weighted average number of shares
   of common and common stock
   equivalents outstanding during
   the periods - diluted (Note 8)    10,190   9,451  10,190      9,451

        See notes to consolidated condensed financial statements.

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS  EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (UNAUDITED)
                           (Amounts in thousands)

                                                Shares     Amount
                                                ------    -------
   Series A Stock
     Balance, December 31, 1997                 7,391     $   739
     Conversion of Series B stock
      to Series A stock                           ---         ---
                                                -----     -------
     Balance, June 30, 1998                     7,391     $   739
                                                =====     =======
   Series B Stock
     Balance, December 31, 1997                 2,098     $   210
     Conversion of Series B stock
      to Series A stock                           ---         ---
                                                -----     -------
     Balance, June 30, 1998                     2,098     $   210
                                                =====     =======

   Additional Paid-In Capital
     Balance, December 31, 1997                           $39,941
     Warrants awarded to related
      party (Note 4)                                        1,150
                                                          -------
     Balance, June 30, 1998                               $41,091
                                                          =======
   Foreign Currency Adjustment
     Balance, December 31, 1997                            $ (769)
     Translation adjustments                                 (315)
                                                          -------
     Balance, June 30, 1998                               $(1,084)
                                                          =======
   Pension Liability Adjustment
     Balance, December 31, 1997                           $(2,245)
     Balance, June 30, 1998                               $(2,245)
                                                          =======
   Retained Earnings (Deficit)
     Balance, December 31, 1997                          $(47,487)
     Net income for six months
      ended June 30, 1998                                  11,140
                                                          -------
     Balance, June 30, 1998                              $(36,347)
                                                          =======

   Stockholders  Equity at June 30, 1998                   $2,364
                                                          =======

      See notes to consolidated condensed financial statements.

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (Amounts in thousands)

                                                Six Months Ended June 30,
                                                       1998       1997
   Cash provided by operations:
     Net income (loss)                              $11,140    $(6,404)

     Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
       Depreciation and amortization                    557      1,588
       Other                                           (314)      (157)
     Changes in operating assets and liabilities:
         Trade accounts receivable                    1,120      4,752
         Contract costs in excess of
         billings                                      (651)       375
         Inventory                                    1,142        (28)
         Refundable Income Taxes                        ---      2,396
         Other assets                                  (780)     1,746
         Trade accounts payable                         (64)    (5,332)
         Other liabilities                           (1,399)    (2,760)
   Total cash provided by (used in )
   operating activities                              10,751     (3,824)

   Cash provided by (used in) investing activities:
     Additions to property, plant and equipment        (203)       (27)
     Disposal of Zerand Division (1998) and
     Bernal Division (1997)                           8,200     14,298
   Total cash provided by (used in)
   investing activities                               7,997     14,271

   Cash provided by (used in) financing
   activities:
     Net proceeds from (repayments of) long-
     term debt                                        4,327    (12,242)
     (Decrease) in current portion of long-
     term debt                                      (20,391)       ---
   Total cash provided by (used in)
   financing activities                             (16,064)   (12,242)

   Increase (decrease) in cash and temporary
   investments                                        2,684     (1,795)
   Cash and temporary investments at
   beginning of period                                  211      3,338
   Cash and temporary investments at end of
   period                                            $2,895     $1,543

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
       Interest                                     $   466    $   532
       Income taxes                                     -0-     (2,311)

       See notes to consolidated condensed financial statements.

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

  1. The consolidated condensed balance sheet as of June 30, 1998, the consolidated condensed statement of stockholders equity for the period ended June 30, 1998, the consolidated condensed statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997 have been made. The December 31, 1997 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1997 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

       The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1997 Form 10-K. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

  3.   Inventories consist of the following:
                                                   June 30,   December 31,
                                                       1998    1997
                                                   (Amounts in thousands)
                 Finished product                $   881       $1,413
                 Work in progress                  2,567        2,723
                 Raw materials                     2,021        2,474
                                                  $5,469       $6,610

  4. On June 30, 1998 the Company refinanced a major portion of its debt structure as part of its plan to dramatically reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company has paid off both its Senior bank lender and its Senior Subordinated notes, aggregating approximately $19.5 million. The repayment of the Company's Senior Subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million, or $1.10 per share. The secured bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate and machining center in Ohio. Paul I. Stevens' loans have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, a $1 million escrow hold back on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new equipment being installed at a customer location.

       On June 29, 1998 the Board of Directors of the Company approved the issuance to Paul I. Stevens of warrants to purchase 680,000 shares of Series A Common Stock of the Company at $0.50 per share as consideration for his loans to the Company and his personal guarantee of $4 million of the new bank borrowings. The warrants enable Mr. Stevens to buy 680,000 shares of stock with certain restrictions over the next 5 years at the indicated price. The Company has obtained a fairness opinion on the value of the loans and guarantees of Mr. Stevens. The Board of Directors has determined that the value of the warrants issued to Mr. Stevens is less than the fair value of his loans and guarantees. For accounting purposes, an amount of $1.15 million was reflected in the June 30, 1998 balance sheet as a debt discount and an increase in paid-in capital based upon the Black-Scholes formula for valuing warrants and options.

       For a description of the status of the bank credit facility at June 30, 1998, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company s credit facilities.

  5. As a result of the Company's continuing liquidity problems, the Company has been the subject of lawsuits, from time to time, with respect to the Company's inability to pay certain vendors on a timely basis. To date, all of such actions have been settled. The Company is subject to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. A successful product liability claim brought against the Company in excess of its product liability coverage could have a material adverse effect upon the Company's business, operating results and financial condition.

       In management's opinion, the Company has adequate legal defenses and/or insurance coverage in respect to each of these legal actions and does not believe that they will materially affect the Company's operations, liquidity, or financial position. See "Legal Proceedings" herein and in the 1997 Form 10-K.



  6. A description of the Company's divestitures in 1998 and 1997 follow:

       Sale of Hamilton Machining Center in July 1998

       On July 28, 1998 the Company sold the real and personal property at its Hamilton, Ohio machining center ("HMC") and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio for an aggregate consideration of approximately $4.35 million. This transaction resulted in the recording of a second quarter 1998 loss on sale of assets of approximately $0.8 million. Proceeds of the transaction were used to repay the $4 million secured bridge term loan from the Company's new bank lender (the "Bridge Loan") which was loaned to the Company on June 30, 1998, transaction fees and certain real and personal property taxes. HMC had outside sales of $1.2 million and operating losses of $0.35 million in 1997. The Company has replaced certain of the capabilities of its machining center with a group of new and traditional suppliers.

       Sale of Assets of Zerand Division in April 1998

       On April 27, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser s assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable.

       This transaction resulted in an approximate $10 million reduction of the Company's senior secured bank debt. In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million of income before interest, corporate charges and taxes. The Company realized an approximate $3.6 million gain on the sale of Zerand assets.

       Sale of Bernal Division in March 1997

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

  7. Due to accumulated losses, there are no recoverable income taxes for the six months ended June 30, 1998 and 1997. The tax expense of $75,000 for the three and six months ended June 30, 1998 is due to the alternative minimum taxes imposed on the gain on sale of assets.

  8. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for computing and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS amounts for 1998 and 1997 have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements. Since the Series A and Series B stock have identical dividend and participation rights in the Company s earnings, they have been considered to be comparable in the calculation.


  9.   Comprehensive   income,  as   defined  in  Statement  of  Financial
       Accounting Standards No. 130, includes foreign currency translation adjustments and is calculated below:


                                          Three Months    Six Months Ended
                                             Ended

                                            June 30,          June 30,
                                         1998     1997       1998     1997

         Net earnings (loss)           $11,556   $(3,405)  $11,140   $(6,404)

         Foreign Currency Translation
         Adjustments                       (98)       25      (315)     (157)

         Comprehensive income (loss)   $11,458   $(3,380)  $10,825   $(6,561)

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Comparison of Six Months Ended June 30, 1998 and 1997

  Sales The Company's sales for the six months ended June 30, 1998 decreased by $1.1 million (or 6.5%) compared to sales in the same period in 1997 due primarily to sales decreases in packaging products ($1.4 million) principally as a result of the sale of Zerand on April 27, 1998, offset by increases in specialty web products sales ($0.2 million) and French service and repair sales ($0.2 million). Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process. Sales in 1998 included $4.3 million of Zerand sales which division was sold by the Company in April, 1998.

  Gross Profit The Company s gross profit for the six months ended June 30, 1998 increased by $2.6 million compared to gross profit in the same period in 1997 due primarily to shipment of products at near normal product margins. Gross profit margin for 1998 increased to 19.7% of sales as compared to 2.4% for 1997. This increase in gross profit margin in 1998 was due primarily to product mix, shipment of products at near normal margins, and decreased warranty expenses. Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

  Selling, General and Administrative Expenses The Company s selling, general and administrative expenses decreased by $0.5 million (or 11.2%) for the six months ended June 30, 1998 compared to the same period in 1997 due to cost reduction efforts at corporate headquarters and at all divisions in connection with the reduced volume of sales, as well as the impact of the sale of Bernal and Zerand. Selling, general and administrative expenses for the six months ended June 30, 1998 were 28.1% of sales compared to 29.5% of sales for the same period in 1997 due to continuing cost reductions in 1998.

  Other Income (Expense) The Company s interest expense decreased by $0.6 million for the six months ended June 30, 1998 compared to the same period in 1997 due to the reduced borrowings in 1998 resulting from the application of the Zerand and Bernal sale proceeds to pay down bank indebtedness, offset by an increased cost of borrowing in 1998. Interest income was negligible for the six months ended June 30, 1998 and 1997.

  Comparison of Three Months Ended June 30, 1998 and 1997

  Sales The Company's sales for the three months ended June 30, 1998 decreased by $1.9 million (or 26.9%) compared to sales in the same period in 1997 due primarily to sales decreases in packaging products ($1.1 million) resulting from the sale of Zerand on April 27, 1998, and specialty web products ($1.1 million) offset by increases in French service and repair ($0.3 million). Sales in 1998 included $0.7 million of Zerand sales which division was sold by the Company in April, 1998.

  Gross Profit (Loss) The Company s gross profit for the three months ended June 30, 1998 increased by $0.8 million compared to gross profit
  (loss) in the same period in 1997 due primarily to reduced warranty expenses in 1998 for packaging systems and specialty web products. Gross profit margin for the second quarter of 1998 increased to 3.4% of sales as compared to (7.8%) for 1997. This increase in gross profit margin in 1998 was due primarily to reduced warranty costs in 1998 and the absence of any major cost overruns in 1998.

  Selling, General and Administrative Expenses The Company s selling, general and administrative expenses increased by $0.1 million (or 8%) for the three months ended June 30, 1998 compared to the same period in 1997 due to a reversal of $1.0 million in the allowance for losses on collection of trade accounts receivable in the 1997 period and offset by continuing cost reduction efforts at corporate headquarters and the sale of Zerand. Selling, general and administrative expenses for the three months ended June 30, 1998 were 37.3% of sales compared to 25.2% of sales for the same period in 1997 due to the decrease in sales in 1998 described above without corresponding decrease in expenses.

  Other Income (Expense) The Company s interest expense decreased by $0.4 million for the three months ended June 30, 1998 compared to the same period in 1997 due to the reduced borrowings in 1998 resulting from the application of the Zerand and Bernal sale proceeds to pay down bank indebtedness, offset by an increased cost of borrowing in 1998. Interest income was negligible for the three months ended June 30, 1998 and 1997.

  TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 18.3% and 0% for the three months and over 100% and 0% for the six months ended June 30, 1998 and 1997, respectively. The income taxes in 1998 result from the alternative minimum tax on sale of certain assets, primarily Zerand. Due to accumulated losses, there are no recoverable income taxes for the six months ended June 30, 1998 and 1997.

  LIQUIDITY AND CAPITAL RESOURCES

  Liquidity and Capital Resources
  On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to dramatically reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company has paid off both its Senior secured bank lender and its secured Senior Subordinated Notes, aggregating approximately $19.5 million. Repayment of the secured Senior Subordinated Notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million, or $1.10 per share.

  The new bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate and machining center in Ohio. Paul I. Stevens' loans have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, a $1 million escrow holdback on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new equipment being installed at a customer location.

  Interest on the new bank loans range from 1 1/4% to 2 1/2% over prime with maturity of 90 days on the Bridge Loan and a two-year maturity on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2 million on June 30, 1998. The Company paid in full the Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loan from Paul I. Stevens is due June 30, 2000 and bears interest of 2% over bank prime.

  As a result of its sale of Zerand (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company was able to make principal payments on its bank credit facility of approximately $10 million on April 27, 1998.

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

  Net cash provided by (used in) operating activities (before working capital requirements) was $11.38 and ($4.97) million for the six months ended March 31, 1998 and 1997, respectively. Working capital (used) provided cash of ($0.63) and $1.15 million for the six months ended June 30, 1998 and 1997, respectively. During periods of lower sales such as 1997 and the first six months of 1998, the Company's working capital generally provides cash as receivables are collected and inventory is utilized. Alternatively, the Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders.

  Under its credit facility at June 30, 1998, the Company's maximum borrowings were limited to a borrowing base formula, which could not exceed $7.5 million in the form of direct borrowings and letters of credit. As of June 30, 1998 there was $2.0 million in direct borrowings and $8,600 in standby letters of credit outstanding under the bank credit facility, with additional availability for such borrowings of $0.6 million.

  At June 30, 1998, $2.0 million of the Company's bank borrowings were at the lender's prime rate of interest (8.50%) plus 2.5%, or a total of 11% interest. The amounts borrowed under the credit facility have been used for working capital.

  The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

  With the above described Debt Restructuring, and assuming that one of several strategic, financial alternatives, principally the additional sale of assets and loans from Paul I. Stevens, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

  There can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its obligations or fulfill the covenants in its revised debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

  In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its new credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company.

  Backlog and Orders The Company s backlog of unfilled orders at June 30, 1998 was approximately $6.3 million compared to $12.0 million at December 31, 1997 (excluding Zerand backlog), a decrease of (47.5%). The backlog decrease consists primarily of decreases in the orders for major press systems. The backlog at June 30 in each of the preceding five years has ranged from a low of $6.3 million in 1998 to a high of $68.0 million in 1995.

  The reduction in backlog is the result of a reduced order flow in 1997 and 1998. Orders (excluding Zerand) for the six months ended June 30, 1998 were $5.0 million compared to $5.4 million for the comparable period in 1997, a decrease of $0.4 million while shipments decreased $1.1 million. The Company believes the above noted reduced order flow is the result of fluctuations in the flow of major printing and packaging system orders, and in part to liquidity problems faced by the Company. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

  PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings

  In 1997, the Company filed a suit seeking damages and injunctive relief against Paul W. Bergland, a former vice-president, for, among other things, theft of trade secrets, fraud, breach of contract, and breach of a confidential relationship. On March 3, 1997, Bergland filed his original answer and a counterclaim. ConverTek, Inc., a corporation in which Bergland claims an ownership interest, has joined the suit as a counterclaimant against the Company. This litigation was settled in July 1998 with no payment of damages on the part of any of the parties to the lawsuit.

  Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its 1998 Annual Meeting of Stockholders (the "Meeting") on May 21, 1998. At the Meeting, the stockholders of the Company considered and voted upon the following matters, with the results indicated:

  (1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuing year:

            Series A Nominees           Votes For        Votes Withheld
          John W. Stodder               6,754,193            76,859
          Edgar H. Schollmaier          6,759,527            71,525

            Series B Nominees
          Paul I. Stevens               2,094,516              162
          Richard I. Stevens            2,094,603              75
          Constance I. Stevens          2,094,678              ---
          Robert H. Brown, Jr.          2,094,678              ---
          James D. Cavanaugh            2,094,678              ---
          Michel A. Destresse           2,094,678              ---

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:


             Exhibit    Number Description of Exhibit

              3.1    Second Amended and Restated Certificate of
                     Incorporation of the Company. (1)
              3.2    Bylaws of the Company, as amended. (2)
              4.1    Specimen of Series A Common Stock Certificate. (3)
              4.2    Specimen of Series B Common Stock Certificate. (4)
             10.1    Loan  Agreement  dated  June  30, 1998 by and between
                     Wells   Fargo  Bank,  National  Association  and  the
                     Company. (*)
             10.2 Loan Agreement dated June 30, 1998 by and between Paul I. Stevens and the Company. (*)

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


      (b)   Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated April 27, 1998 to report the sale of its Zerand Division under Item 2. Acquisition or Disposition of Assets.

           The Registrant filed a Current Report on Form 8-K dated May 21, 1998 to report a change in the Registrant's Certifying Accountant under Item 4, Changes in the Registrant's Certifying Accountant.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     STEVENS INTERNATIONAL, INC.


  Date: August 12, 1997              By:   /s/  Paul I. Stevens
                                     Paul I. Stevens
                                     Chief Executive Officer
                                     and Acting Chief Financial Officer