Form 10-Q
period 1998-09-30
STEVENS INTERNATIONAL INC
filed 1998-11-13
CIK 817644

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                              FORM 10-Q

  (Mark One)
   XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended             September 30, 1998

                                 or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                Outstanding at November 6, 1998
  Series A Stock, $0.10 Par Value                        7,418,174
  Series B Stock, $0.10 Par Value                        2,083,959

                          TABLE OF CONTENTS

  Part I.   FINANCIAL INFORMATION                              PAGE NUMBER

    Item 1. Financial Statements

             Consolidated Condensed Balance Sheets                   3
             December 31, 1997 and September  30, 1998
             (unaudited)

             Consolidated Condensed Statements of Operations         4
             Three and Nine months ended September  30, 1998 and
             1997  (unaudited)

             Consolidated Condensed Statements of                    5
             Stockholders' Equity December 31, 1997 and
             Nine months ended September  30, 1998  (unaudited)

             Consolidated Condensed Statements of Cash Flows         6
             Nine months ended September  30, 1998 and 1997
             (unaudited)

             Notes to Consolidated Condensed Financial               7
             Statements (unaudited)

    Item 2. Management's Discussion and Analysis of                 11
            Financial Condition and Results of Operations


  Part II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                       16

    Item 6. Exhibits and Reports on Form 8-K                        16

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

             STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
              (Amounts in thousands, except share data)

                                                September 30,  December 31,
                                                    1998          1997
                   ASSETS                              (unaudited)
                                                    ------        ------
    Current assets:
      Cash                                         $    41       $   211
      Trade accounts receivable, less allowance
       for losses of $355 and $374 in 1998 and
       1997, respectively                            3,433         3,158
      Costs and estimated earnings in excess of
       billings on  long-term contracts                246         2,209
      Inventory  (Note 3)                            5,835         6,610
      Other current assets                           1,536           759
      Assets held for sale  (Note 6)                 1,700        14,735
                                                    ------        ------
              Total current assets                  12,791        27,682
    Property, plant and equipment, net               2,603         2,409
    Other assets, net                                1,600         1,799
                                                    ------        ------
                                                   $16,994       $31,890
                                                    ======        ======

        LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Trade accounts payable                       $ 3,317       $ 2,691
      Billings in excess of costs and estimated
       earnings on long-term contracts                 ---           133
      Other current liabilities                      3,815         6,322
      Income taxes payable                              75           ---
      Customer deposits                                799           802
      Advances from affiliates                         ---           950
      Current portion of long-term debt(Note 4)      1,154        27,678
                                                    ------        ------
              Total current liabilities              9,160        38,576
    Long-term debt                                   5,763            55
    Accrued pension costs                            2,870         2,870
    Commitments and contingencies
    Stockholders' equity:
      Preferred stock, $0.10 par value,
       2,000,000 shares  authorized, none issued
       and outstanding                                 ---           ---
      Series A common stock, $0.10 par value,
       20,000,000  shares authorized, 7,419,000
       and 7,391,000 shares  issued and
       outstanding at September 30, 1998 and
       December 31, 1997, respectively                 742           739
      Series B common stock, $0.10 par value,
       6,000,000 shares authorized, 2,084,000 and
       2,098,000 shares issued and outstanding at
       September 30, 1998 and December 31, 1997,
       respectively                                    208           210
      Additional paid-in-capital                    39,961        39,941
      Foreign currency translation adjustment       (1,333)         (769)
      Excess pension liability adjustment           (2,245)       (2,245)
     Retained (deficit)                            (38,132)      (47,487)
                                                    ------        ------
         Total stockholders' equity (deficit)         (799)       (9,611)
                                                    ------        ------
                                                   $16,994       $31,890
                                                    ======        ======
             See notes to consolidated condensed financial statements.

                   STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                   (Amounts in thousands, except per share data)


                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                       1998      1997        1998      1997
                                      ------    ------      ------    ------
   Net sales                         $ 2,737   $ 8,157     $17,777   $24,248
   Cost of sales                       2,147     7,154      14,222    22,866
                                      ------    ------      ------    ------
   Gross profit                          590     1,003       3,555     1,382

   Selling, general and
   administrative expenses             1,577     1,959       5,798     6,712
                                      ------    ------      ------    ------
      Operating income (loss)           (987)     (956)     (2,243)   (5,330)

   Other income (expense):
   Interest income                       ---        79         ---        94
   Interest expense                     (238)     (876)     (1,439)   (2,745)
   Other, net                            (57)     (416)       (308)     (592)
   Gain (loss)on sale of assets         (503)      ---       2,199       ---
    (Note 6)                           ------    ------      ------    ------
                                        (798)   (1,213)        452    (3,243)
   Income (loss) before income
    taxes and extraordinary item      (1,785)   (2,169)     (1,791)   (8,573)
   Income tax (expense) benefit          ---       213         (75)      213
                                      ------    ------      ------    ------
   Income (loss) before
    extraordinary item                (1,785)   (1,956)     (1,866)   (8,360)
   Extraordinary item (Note 4):
    Gain on early extinguishment
    of debt, net of tax effect           ---       ---      11,221       ---
                                      ------    ------      ------    ------
       Net income (loss)             ($1,785)  ($1,956)     $9,355   ($8,360)
                                      ======    ======      ======    ======

   Earnings (loss) per share -
     basic (Note 8):
    Income (loss) before              ($0.19)   ($0.20)      ($.19)   ($0.88)
     extraordinary item
    Gain on early extinguishment
      of debt                            ---       ---        1.18       ---
                                      ------    ------      ------    ------
    Net income (loss) - basic         ($0.19)   ($0.20)      $0.99    ($0.88)
                                      ======    ======      ======    ======
   Earnings (loss) per share -
     diluted (Note 8):
    Income (loss) before
     extraordinary item               ($0.19)   ($0.20)     ($0.19)   ($0.88)
    Gain on early extinguishment
     of debt                             ---       ---        1.16       ---
                                      ------    ------      ------    ------
    Net income (loss) - diluted       ($0.19)   ($0.20)      $0.97    ($0.88)
                                      ======    ======      ======    ======
   Weighted average number of
    shares of common stock
    outstanding during the periods
    - basic (Note 8)                   9,488     9,451       9,488     9,451
                                      ======    ======      ======    ======
   Weighted average number of
    shares of common and common stock
    equivalents outstanding during
    the periods - diluted (Note 8)     9,488     9,451       9,682     9,451
                                      ======    ======      ======    ======


            See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                            (Amounts in thousands)

                                                      Shares       Amount
                                                      ------      -------
   Series A Stock
     Balance, December 31, 1997                        7,391     $    739
     Conversion of Series B stock to Series A             14            2
      stock
     Exercise of Stock Options                            14            1
                                                      ------      -------
     Balance, September 30, 1998                       7,419     $    742

   Series B Stock
     Balance, December 31, 1997                        2,098     $    210
     Conversion of Series B stock to Series A stock      (14)          (2)
                                                      ------      -------
     Balance, September 30, 1998                       2,084     $    208
                                                      ======      =======

   Additional Paid-In Capital
     Balance, December 31, 1997                                  $ 39,941
     Warrants awarded to related party (Note 4)                     1,150
     Warrants declined by related party (Note 4)                   (1,150)
     Exercise of Stock Options                                         20
                                                                  -------
     Balance, September 30, 1998                                 $ 39,961
                                                                  =======
   Foreign Currency Adjustment
     Balance, December 31, 1997                                     ($769)
     Translation adjustments                                         (564)
                                                                  -------
     Balance, September 30, 1998                                  ($1,333)
                                                                  =======
   Pension Liability Adjustment
     Balance, December 31, 1997                                   ($2,245)
                                                                  -------
     Balance, September 30, 1998                                  ($2,245)
                                                                  =======
   Retained Earnings (Deficit)
     Balance, December 31, 1997                                  ($47,487)
     Net income for nine months ended September 30, 1998            9,355
                                                                  -------
     Balance, September 30, 1998                                 ($38,132)
                                                                  =======
   Stockholders' Equity (Deficit) at September 30, 1998             ($799)
                                                                  =======

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in thousands)
                                                      Nine Months Ended
                                                         September 30,
                                                       1998        1997
                                                      ------      ------
   Cash provided by operations:
     Net income (loss)                               $ 9,355     ($8,360)
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
       Depreciation and amortization                     790       2,772
       Other                                            (564)       (382)
       Changes in operating assets and liabilities:
         Trade accounts receivable                      (275)      5,922
         Contract costs in excess of billings          1,829          32
         Inventory                                       775       1,104
         Refundable Income Taxes                         (48)      2,400
         Other assets                                   (793)      1,318
         Trade accounts payable                          626      (5,688)
         Other liabilities                            (3,385)     (4,991)
                                                      ------      ------
Total cash provided by (used in) operating activities  8,310      (5,873)
   Cash provided by (used in) investing activities:
     Additions to property, plant and equipment         (215)        (33)
     Disposal of Zerand division and HMC
       (1998), and Bernal Division (1997)             12,530      14,298
                                                      ------      ------
   Total cash provided by (used in)
     investing activities                             12,315      14,265
                                                      ------      ------
   Cash provided by (used in) financing activities:
   Exercise of stock options                              21         ---
     Net proceeds from (repayments of)
      long - term debt                                 5,708         ---
     (Decrease) in current portion of
      long - term debt                               (26,524)    (11,080)
                                                      ------      ------
   Total cash provided by (used in)
     financing activities                            (20,795)    (11,080)
                                                      ------      ------
   Increase (decrease) in cash and
     temporary investments                              (170)     (2,688)
   Cash and temporary investments at
     beginning of period                                 211       3,338
                                                      ------      ------
   Cash and temporary investments at end of period   $    41     $   650
                                                      ======      ======
   Supplemental disclosure of cash flow information:
       Cash paid (received) during the period for:
       Interest                                      $   591     $   862
       Income taxes                                        1      (2,527)

           See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

   1. The consolidated condensed balance sheet as of September 30, 1998, the consolidated condensed statement of stockholders' equity for the nine months ended September 30, 1998, the consolidated condensed statements of operations for the three and nine months ended
       September 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997 have been made. The December 31, 1997 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1997 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

       The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1997 Form 10-K. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

   3.  Inventories consist of the following:
                                                September 30,  December31,
                                                     1998        1997
                                                  (Amounts in thousands)
                                                    -----        -----
                  Finished product                 $  885       $1,413
                  Work in progress                  2,620        2,723
                  Raw materials                     2,330        2,474
                                                    -----        -----
                                                   $5,835       $6,610
                                                    =====        =====

   4. The bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $4.58 million at September 30, 1998 have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, a $1 million escrow hold back on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new equipment recently installed at a customer location.

       On June 30, 1998 the Company refinanced a major portion of its debt structure as part of its plan to dramatically reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company paid off both its Senior bank lender and its Senior Subordinated notes, aggregating approximately $19.5 million. The repayment of the Company's Senior Subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million, or $1.16 per share for the nine months ended September 30, 1998 ($1.10 per share for the six months ended June 30, 1998 due to potential dilution of warrants which were declined in the third quarter).

       On June 29, 1998 the Board of Directors of the Company approved the issuance to Paul I. Stevens of warrants to purchase 680,000 shares of Series A Common Stock of the Company at $0.50 per share as consideration for his loans to the Company and his personal guarantee of $4 million of the bank borrowings. The warrants enable Mr. Stevens to buy 680,000 shares of stock with certain restrictions over the next 5 years at the indicated price. The Company obtained a fairness opinion on the value of the loans and guarantees of Mr. Stevens. The Board of Directors determined that the value of the warrants issued to Mr. Stevens is less than the fair value of his loans and guarantees. For accounting purposes, an amount of $1.15 million was reflected in the June 30, 1998 balance sheet as a debt discount and an increase in paid-in capital based upon the Black-Scholes formula for valuing warrants and options. In the third quarter of 1998 Mr. Stevens declined to accept this additional consideration due to the potential dilution to shareholders. Accordingly, the debt discount and the increase in paid-in capital recorded at June 30, 1998 was reversed in the quarter ended September 30, 1998.

       For a description of the status of the bank credit facility at September 30, 1998, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

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

   6.  A description of the Company's divestitures in 1998 and 1997 follow:

       Sale of Hamilton Machining Center in July 1998

       On July 28, 1998 the Company sold the real and personal property at its Hamilton, Ohio machining center ("HMC") and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio for an aggregate consideration of approximately $4.35 million. This transaction resulted in the recording of a second quarter 1998 loss on sale of assets of approximately $0.8 million and an additional loss of $0.5 million in the third quarter of 1998 as a result of HMC inventory and other inventory that was abandoned by the Company and included in the sale . Proceeds of the transaction were used to repay the $4 million secured bridge term loan from the Company's new bank lender (the "Bridge Loan") which was loaned to the Company on June 30, 1998, transaction fees and certain real and personal property taxes. HMC had outside sales of $1.2 million and operating losses of $0.35 million in 1997. The Company has replaced certain of the capabilities of its machining center with a group of new and traditional suppliers.

       Sale of Assets of Zerand Division in April 1998

       On April 27, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable.

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

   7. Due to accumulated losses, there are no recoverable income taxes for the nine months ended September 30, 1998 and 1997. The tax expense of $75,000 for the three and nine months ended September 30, 1998 is due to the alternative minimum taxes imposed on the gain on sale of assets.

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

   9.  Comprehensive   income,  as  defined  in  Statement  of  Financial
       Accounting   Standards   No.   130,   includes   foreign  currency
       translation adjustments and is calculated below:


                                         Three Months     Nine Months
                                            Ended            Ended
                                        September 30,         September 30,
                                       1998       1997        1998     1997
                                      ------     ------       -----   ------
      Net income  (loss)             ($1,785)   ($1,956)     $9,355  ($8,360)

      Foreign Currency
      TranslationAdjustments            (249)      (226)       (564)    (550)
                                      ------     ------       -----   ------
      Comprehensive income (loss)    ($2,034)   ($2,182)    ($8,791) ($8,910)
                                      ======     ======      ======   ======


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Year 2000 Compliance Disclosure

  The Company's main computer system and software are not currently year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, invoices, or other similar normal business activities.

  Based on a recent assessment, the Company has determined that it will need to modify a significant portion of its software so that its computer system will properly utilize data beyond December 31, 1999. The Company is working on its Year 2000 modifications, and plans to complete such modifications by the end of the second quarter of 1999 utilizing certain software upgrades and consultant and internal resources for all program changes. As a result, the Company does not anticipate any material costs to complete its Year 2000 program modifications. There can be no assurance that this time frame will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

   RESULTS OF OPERATIONS

   Comparison of Nine Months Ended September 30, 1998 and 1997

  Sales The Company's sales for the nine months ended September 30, 1998 decreased by $6.5 million (or 26.7%) compared to sales in the same period in 1997 due primarily to sales decreases in packaging products ($3.7 million) principally as a result of the sale of Zerand on April 27, 1998, and decreases in specialty web products sales ($2.2 million) and banknote and currency system sales ($0.6 million). Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process. Sales in 1998 included $4.3 million of Zerand sales which division was sold by the Company in April, 1998.

  Gross Profit The Company's gross profit for the nine months ended September 30, 1998 increased by $2.2 million compared to gross profit in the same period in 1997 due primarily to shipment of products at near normal product margins. In addition, the Company evaluated its last-in first out ("LIFO") inventory reserve following the sale of assets, including the inventory, at HMC and other inventory usage in
  1998. The financial impact of the calculated decrement in the LIFO inventory for the nine months ended September 30, 1998 was $0.9 million. Accordingly, the gross profit for the nine months was increased $0.9 million ($0.09 per share) and the LIFO reserve was reduced $0.9 million. Gross profit margin for 1998 increased to 20% of sales as compared to 5.7% of sales for 1997. This increase in gross profit margin in 1998 was due primarily to product mix, shipment of products at near normal margins, decreased warranty expenses, and the benefit of the reduction of the LIFO reserve. Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

  Selling, General and Administrative Expenses The Company's selling, general and administrative expenses decreased by $0.9 million (or 13.6%) for the nine months ended September 30, 1998 compared to the same period in 1997 due to cost reduction efforts at corporate headquarters and at manufacturing locations in connection with the reduced volume of sales, as well as the impact of the sale of Bernal and Zerand. Selling, general and administrative expenses for the nine months ended September 30, 1998 were 32.6% of sales compared to 27.7% of sales for the same period in 1997 due to the very low sales in 1998 compared to 1997. The Company's continuing cost reductions in 1998 did not equate to the overall percentage decrease in sales, and especially the sales decrease in the third quarter.

  Other Income (Expense) The Company's interest expense decreased by $1.2 million for the nine months ended September 30, 1998 compared to the same period in 1997 due to the reduced borrowings in 1998 resulting from the application of the Zerand and Bernal sale proceeds to pay down bank indebtedness, and the extinguishment of subordinated indebtedness at June 30, 1998, offset by an increased cost of borrowing in 1998. Interest income was negligible for the nine months ended September 30, 1998 and 1997.

   Comparison of Three Months Ended September 30, 1998 and 1997

  Sales The Company's sales for the three months ended September 30, 1998 decreased by $5.4 million (or 66.4%) compared to sales in the same period in 1997 due primarily to sales decreases in packaging products ($2.3 million) resulting from the sale of Zerand on April 27, 1998, and specialty web products ($3.1 million).

  Gross Profit (Loss) The Company's gross profit for the three months ended September 30, 1998 decreased by $0.4 million compared to gross profit in the same period in 1997 due primarily to the very low sales volume in 1998 for the Company's products, and the burden of excess capacity and unabsorbed manufacturing costs. In addition, the Company evaluated its LIFO inventory reserve following the sale of assets, including the inventory, at HMC and other inventory usage in the third quarter of 1998. The financial impact of the calculated decrement in the LIFO inventory for the three months ended September 30, 1998 was $0.9 million. Accordingly, the gross profit for the three months was increased $0.9 million ($0.09 per share) and the LIFO reserve was reduced $0.9 million. Gross profit margin for the third quarter of 1998 increased to 21.6% of sales as compared to 12.3% for 1997. This increase in gross profit margin in 1998 was due primarily to reduced warranty costs in 1998 and the benefit of the reduction of the LIFO reserve in 1998.

  Selling, General and Administrative Expenses The Company's selling, general and administrative expenses decreased by $0.4 million (or 19.5%) for the three months ended September 30, 1998 compared to the same period in 1997 due to continuing cost reduction efforts at corporate headquarters and manufacturing locations, and the sale of
  Zerand. Selling, general and administrative expenses for the three months ended September 30, 1998 were 57.6% of sales compared to 24.0% of sales for the same period in 1997 due to the 66.4% decrease in sales in 1998 described above without corresponding percentage decreases in expenses.

  Other Income (Expense) The Company's interest expense decreased by $0.5 million for the three months ended September 30, 1998 compared to the same period in 1997 due to the reduced borrowings in 1998 resulting from the application of the Zerand and Bernal sale proceeds to pay down bank indebtedness and the extinguishment of subordinated indebtedness at June 30, 1998, offset by an increased cost of borrowing in 1998. Interest income was negligible for the three months ended September 30, 1998 and 1997.

   TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 0% and 2.6% for the three months and over 100% and 0.9% for the nine months ended September 30, 1998 and 1997, respectively. The income taxes in 1998 result from the alternative minimum tax on sale of certain assets, primarily Zerand. Due to accumulated losses, there are no recoverable income taxes for the nine months ended September 30, 1998 and 1997.

   LIQUIDITY AND CAPITAL RESOURCES

   Liquidity and Capital Resources

  The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate and machining center in Ohio. Paul I. Stevens' loans aggregating $4.58 million at September 30, 1998 have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, a $1 million escrow holdback on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new equipment being installed at a customer location. The Company was paid $500,000 of the Zerand escrow holdback funds net of amounts owed to the purchaser on November 6, 1998. Because these holdback funds collateralize certain P. I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company.

  Interest on the new bank loans is 1 1/4% over prime with a two-year maturity on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2.357 million on September 30, 1998. The Company paid in full a $4.0 million bank Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loans from Paul I. Stevens are due June 30, 2000 and bear interest at rates that vary up to 2% over bank prime.

  On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to dramatically reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company paid off both its Senior secured bank lender and its secured Senior Subordinated Notes, aggregating approximately $19.5 million. Repayment of the secured Senior Subordinated Notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million, or $1.16 per share for the nine months ended September 30, 1998.

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

  Net cash provided by (used in) operating activities (before working capital requirements) was $9.58 and ($5.97) million for the nine months ended September 30, 1998 and 1997, respectively. Working capital (used) provided cash of ($1.27) and $0.1 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's debt restructuring in 1998 resulted in new debt facilities, an improved balance sheet and provided additional borrowing capacity for the Company's operations.

  Under its credit facility at September 30, 1998, the Company's maximum borrowings were limited to a borrowing base formula, which could not exceed $7.5 million in the form of direct borrowings and letters of credit. As of September 30, 1998 there were $2.357 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with additional availability for such borrowings of $99,000.

  At September 30, 1998, $2.357 million of the Company's bank borrowings were at the lender's prime rate of interest (8.25%) plus 1.25%, or a total of 9.5% interest. The interest rate for the three months ended
  September  30,  1998  was  9.75%,  with  the rate decreasing to 9.5% on
  September 30, 1998. The amounts borrowed under the credit facility have been used for working capital. The loans from Paul I. Stevens for working capital bear interest at 10%.

  The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

  With the above described Debt Restructuring, and assuming that sales return to annual levels of $25 to $30 million, and one of several strategic, financial alternatives, principally the additional sale of assets and loans from Paul I. Stevens, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

  There can be no assurance that future sales of assets, if any, can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the obtaining of new orders, further redeployment of assets, and a return to profitable operations. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its obligations or fulfill the covenants in its revised debt agreements, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

  The Company's two defined benefit pension plans have had substantial disbursements during prior years for lump sum distributions upon termination of participant employment. Because of the magnitude of the Company's reductions of employees from 1996 through 1998, the plan assets were reduced to levels which required a special liquidity shortfall contribution to the union plan as of January 15, 1997 of approximately $600,000 (See Note M. of Notes to the Consolidated Financial Statements in the 1997 Form 10-K). Although this shortfall contribution payment was not made, the union plan shortfall condition was remedied in 1997 due to the curtailment of lump sum payments and net gains in asset values. Salaried plan benefits were frozen as of April 30, 1997 to eliminate future benefit accruals for participants. Because of liquidity problems in the pension plans, the Company's ability to pay additional participant lump sum pension plan distributions has been severely limited to avoid future shortfall conditions.

  In addition there are funding deficiencies in each of the plans as current plan assets are less than the projected benefit obligations prescribed by the plans. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. It is the Company's general funding policy to contribute amounts deductible for federal income tax purposes. The Company is evaluating the steps necessary to fund the plans on a rational basis over a period not to exceed 10 years, however there can be no assurance that the Company will be successful in this effort.

  Backlog and Orders The Company's backlog of unfilled orders at September 30, 1998 was approximately $4.2 million compared to $12.0 million at December 31, 1997 (excluding Zerand backlog), a decrease of (65%). The backlog decrease consists primarily of decreases in the orders for major press systems. The backlog at September 30 in each of the preceding five years has ranged from a low of $19.4 million in 1997 to a high of $70.3 million in 1994.

  The reduction in backlog is the result of a reduced order flow in 1997 and 1998. Orders (excluding Zerand) for the nine months ended September 30, 1998 were $7.4 million compared to $22.9 million for the comparable period in 1997, a decrease of $17.2 million while shipments decreased $6.4 million. The Company believes the above noted reduced order flow is the result of the sale of Zerand ($2.7 million), fluctuations in the flow of major printing and packaging system orders, and in part to liquidity problems faced by the Company. As a result, the Company is continuing to adjust its rate of future production and accompanying costs to match this reduced order flow.

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

   Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:


           Exhibit        Number Description of Exhibit
             3.1 Second Amended and Restated Certificate of Incorporation of the Company. (1)
             3.2       Bylaws of the Company, as amended. (2)
             4.1       Specimen of Series A Common Stock Certificate. (3)
             4.2       Specimen of Series B Common Stock Certificate. (4)
            10.1 Standard Deposit Receipt and Real Estate Purchase Contract dated June 30, 1998 by and between the Company, J.J.L. Holdings Company Ltd. And M.B.A. Holdings Company, Ltd. (5)

           Exhibit        Number Description of Exhibit
            10.21      Standard  Form  Asset Purchase Contract dated June
                       30,   1998  by  and  between  the  Company,  J.J.L.
                       Holdings  Company Ltd. and M.B.A. Holdings Company,
                       Ltd. (5)
            11.1       Computation of Net Income per Common Share. (*)
            27.1       Financial Data Schedule. (*)


     *  Filed herewith.
   (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
   (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
   (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
   (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
   (5) Previously filed as an exhibit to the Company's report on Form 8-K / A filed September 18, 1998 and incorporated herein by reference.

      (b)   Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K and Form 8-K/A dated July 28, 1998 to report the sale of the real and personal property of its Hamilton, Ohio Machining Center and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio, under Item 2. Acquisition or Disposition of Assets.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     STEVENS INTERNATIONAL, INC.




   Date: November 12, 1998           By:  /s/  Paul I. Stevens
                                     Paul I. Stevens
                                     Chief Executive Officer
                                     and Acting Chief Financial Officer