Form 10-K405
period 1998-12-31
STEVENS INTERNATIONAL INC
filed 1999-03-30
CIK 817644

=========================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                    --------------------------------------
                                  FORM 10-K
                    --------------------------------------

  (Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended December 31, 1998
                                     or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from                to
                     Commission file number     1-9603
                    -------------------------------------
                         STEVENS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)
                    -------------------------------------
                  Delaware                             75-2159407
       (State of other jurisdiction of              (IRS Employer
       incorporation or organization)             identification No.)

               5500 Airport Freeway                   76117
                 Fort Worth, Texas                  (Zip Code)
       (Address of Principal Executive Offices)
                    --------------------------------------
  Registrant'stelephone number, including area code: (817) 831-3911 Securities registered pursuant to Section 12(b) of the Act:

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

                       Yes    X         No  ____

  Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant'sknowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        Yes   X          No  ____

  As of March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,400,000 based upon the closing price of the registrant'sCommon Stock on such date, $0.875 and $0.75 per share for Series A and Series B stock, respectively, as reported by the American Stock Exchange. As of March 19, 1999, there were outstanding 7,443,174 shares of Series A stock and 2,058,959 shares of Series B stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual meeting of stockholders of the Company to be held during 1999 are incorporated by reference in Part III.
       =================================================================

                         STEVENS INTERNATIONAL, INC.

                              TABLE OF CONTENTS

  Form 10-K Item                                             Page
  PART I
       Item    1. Business . . . . . . . . . . . . . . . . .   3
       Item    2. Properties . . . . . . . . . . . . . . . .  12
       Item    3. Legal Proceedings  . . . . . . . . . . . .  12
       Item    4. Submission  of  Matters  to  Vote  of
                  Security  Holders  . . . . . . . . . . . .  13

  PART II
       Item    5. Market  for  the  Registrant's  Common
                  Stock and Related Stockholders Matters . .  14
       Item    6. Selected Financial Data  . . . . . . . . .  15
       Item    7. M anagement's  Discussion  and  Analysis
                  of  Financial  Condition and Results of
                  Operations . . . . . . . . . . . . . . . .  16
       Item    8. Financial Statements and Supplementary
                  Data   . . . . . . . . . . . . . . . . . .  23
       Item    9. Changes  In  and  Disagreements  with
                  Accountants  on  Accounting and Financial
                  Disclosure . . . . . . . . . . . . . . . .  42

  PART III
       Item   10. Directors  and  Executive  Officers  of
                  the  Registrants                            43
       Item   11. Executive Compensation . . . . . . . . .    43
       Item   12. Security Ownership  of  Certain Beneficial
                  Owners  and  Management                     43
       Item   13. Certain Relationships and Related
                  Transactions                                43

  PART IV
       Item   14. Exhibits,  Financial  Statement Schedules,
                  and Reports on Form 8-K  . . . . . . . . .  43

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

       The Company's business has changed significantly in the last several years due to fundamental changes in web-fed printing press markets, the large operating losses that the Company sustained in 1996 and 1997 and the Company's need to have reduced indebtedness. Sales of the Post
  Machinery Co. division (1993), the Bernal division (1997), the Zerand division (1998) and the Hamilton Machining Center (1998) have enabled the Company to substantially reduce indebtedness. The anticipated 1999 sale of assets currently held for sale at the Hamilton production division will complete the consolidation of Company operations in Texas, and will further reduce overhead costs. Anticipated consolidated revenues for 1999 are $17 to $22 million.

  General

       Stevens designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and securities segments of the printing industry. The Company's technological and engineering capabilities allow it to combine the four major printing technologies in its systems. The Company combines various types of equipment, including printing presses, die cutting equipment and delivery systems, into complete integrated systems, which are capable of providing finished products in a single press pass. These systems sell for prices ranging from $1 million to over $10 million. The Company also manufactures auxiliary and replacement parts and provides service for its equipment which represented 60%, 45%, and 50% of the Company's net sales for 1998, 1997 and 1996, respectively. Stevens' equipment is used by its customers to produce hundreds of end-products, including food and beverage containers, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company has an installed base of more than 3,000 machines in over 50 countries. The Company also markets and manufactures high-speed image processing systems primarily for use in the banknote and securities printing industry.

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

       Based  on  a  recent  assessment, the Company has determined that it will need to modify a significant portion of its software so that its computer system will properly utilize data beyond December 31, 1999. The Company plans on completing its Year 2000 modifications by the end of its second quarter of fiscal 1999 utilizing certain software upgrades and internal resources for all program changes. As a result, the Company anticipates costs of $50,000 to $75,000 will be incurred to complete its Year 2000 program modifications. There can be no assurance that this time frame will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

  Overview of 1998 and 1997

       The Company continued to experience a decrease in sales during 1998 and 1997, which primarily reflected the sale of various divisions and a continuation of the slowdown in orders that the Company has experienced for the last several years. Orders for 1998 ($10.2 million) fell to 34.2% of the previous year, with such decline concentrated primarily in packaging and specialty web products. The Company believes the decrease in orders is due to excess capacity of and competitive pressures on its customers, and in part to liquidity problems faced by the Company. In response to the continuing order slowdown, the Company continued to implement a significant restructuring plan which included large work force and cost reductions and the consolidation of certain facilities and operating functions. As part of the restructuring plan, and in an effort to cut costs and improve cash flow, the Company intends to improve its productivity by eliminating certain product lines and consolidating manufacturing and assembly at its Fort Worth, Texas, location. The Company believes this restructuring plan has helped and will continue to help in its efforts to return to profitability.

  Results of Operations

  Sale of Hamilton Machining Center in July 1998

       On July 28, 1998 the Company sold the real and personal property at its Hamilton, Ohio machining center ("HMC") and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio for an aggregate consideration of approximately $4.33 million. This transaction resulted in the recording of a second quarter 1998 loss on sale of assets of approximately $0.8 million and an additional loss of $0.5 million in the third quarter of 1998 as a result of HMC inventory and other inventory that was abandoned by the Company and included in the sale. Proceeds of the transaction were used to repay the $4 million secured bridge term loan from the Company's new bank lender (the "Bridge Loan") which was loaned to the Company on June 30, 1998, transaction fees and certain real and personal property taxes. HMC had outside sales of $1.2 million and operating losses of $0.35 million in 1997. The Company has replaced certain of the capabilities of its machining center with a group of new and traditional suppliers.

  Sale of Assets of Zerand Division in April 1998

       On April 27, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable.

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

  Debt Restructuring

       On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company paid off principal amounts due its senior secured bank lender and its secured senior subordinated notesholders, aggregating approximately $19.5 million. Repayment of the secured senior subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million.

       Under its current credit facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $7.5 million in the form of direct borrowings and letters of credit. As of December 31, 1998 there were $2.38 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with no additional availability for such borrowings.

       The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens loans aggregating $4.64 million at December 31, 1998 have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, the remaining $0.5 million escrow holdback on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. The Company was paid $500,000 of the Zerand escrow holdback funds net of amounts owed to the purchaser on November 6, 1998. Because these holdback funds collateralize certain Paul I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company.

       Interest on the bank credit facility is 1.25% over prime with a two-year maturity on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2.38 million on December 31, 1998. The Company paid in full a $4.0 million bank Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loans from Paul I. Stevens are due June 30, 2000 and bear interest at rates that vary up to 2% over bank prime.

       The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

  Industry Overview

       Stevens markets its systems to its customers in two distinct worldwide industries the packaging industry and the printing industry. Although both the packaging and printing industries utilize printing in the manufacturing process, the printed products have significantly different applications. In the packaging industry, the printed product functions as the container for the end product, such as food and beverage containers. In the printing industry, the printed product is the end product, such as direct mail inserts, postage stamps and personal checks.

       The Company's products are designed to serve the (1) commercial and specialty printing industry, (2) banknote and securities segments of the printing industry, (3) the paperboard packaging industry, and (4) the flexible packaging industry. The packaging industry consists of several large segments, some of which the Company does not serve. The Company's products are designed to serve the folding carton, liquid carton, and the flexible packaging segments of the packaging industry. The printing industry also consists of several large segments in which the Company does not participate - including newspapers, periodicals and book publishing.

  Economic Forecasts

       The Company believes that, in the industry segments which it serves, several major market trends exist that are influencing the development and enhancement of packaging and printing equipment systems. These trends include an increasing emphasis on productivity, changing retailing practices including greater market segmentation and increasing environmental regulation. In addition the industry is experiencing a considerable consolidation process with numerous customer consolidations taking place in each of the last several years.

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

       Technological Advancements. The Company demonstrates its technological advancements through its research and development efforts and new product introductions. This included the introduction of the System 2000 and 9000 series flexographic and rotogravure printing press systems, respectively. The Company works closely with manufacturers of related consumables, i.e., printing plates, anilox rolls, inks, paper and similar products, to create new product enhancements. Historically, the Company's gross expenditures for research and development (including customer funded projects) have exceeded 5% of net sales.

       Integrated Systems. The Company provides fully integrated web-fed packaging and printing systems which are capable of producing a finished product by taking paper or other substrate through one continuous, uninterrupted process. The Company works closely with its customers in the design and development of its integrated systems to meet their specific manufacturing needs. For many of its customers, the Company is a single-source supplier of their packaging and printing systems. The Company has the technological and engineering expertise to combine any of the four major printing methods (lithography, flexography, rotogravure and intaglio) together with die cutters and creasers and product delivery systems purchased from other suppliers into a single system. The Company believes that its ability to provide customized systems solutions provides it with a competitive advantage over other packaging and printing equipment manufacturers.

       Conversion to Web-Fed Systems. The Company believes that, because of the increased productivity inherent in the web-fed process, significant opportunities exist to convert users of sheet-fed equipment over to web-fed systems in the segments of the packaging and printing industries that it serves. While web-fed equipment has been successfully utilized for many years in some segments of the printing industry which the Company does not serve (including newspapers and periodicals), sheet-fed equipment is predominant in the folding carton segment of the packaging industry and in the banknote and securities segment of the printing industry.

       International Marketing. The Company plans to continue its international marketing efforts in order to capitalize on growth opportunities developing in Asia and in Eastern Europe for packaging and printing systems and to further geographically diversify its sales base. In the past several years, the Company has taken a number of initiatives to strengthen its international marketing efforts. In 1991, the Company established a European sales subsidiary and in 1995 acquired a European repair and service company (see "Marketing") to fill an important need and to better service products installed in Europe. In addition, in 1998 the Company added Ferrostaal A.G., of Essen, Germany, a division of The MAN Group as its agent in China and in certain other parts of the world.

  Products

       The Company markets a broad range of packaging and printing equipment systems to the packaging industry and the specialty/commercial and banknote and securities segments of the printing industry. The Company's complete systems integrate a variety of equipment, including printing presses, die cutters and creasers and product delivery systems. Such systems generally include equipment manufactured by the Company and also that produced by other manufacturers with the Company acting as a "systems integrator". The Company also sells system components independently of complete systems. The components of these systems include:

       Printing Presses. The Company offers all four major printing processes on a worldwide basis for its web-fed packaging and printing systems including flexographic, offset lithographic, rotogravure and intaglio printing and in combinations. Flexography, which historically was well suited for printing large areas of solid color, is typically the least expensive printing process. However, with Stevens technological advances, certain System 2000 flexographic machines are capable of printing quality that rivals offset lithography, at much lower costs. Offset lithography, which is the most widely used printing process, is a process that until now has typically provided a higher quality printed product than flexography. Rotogravure, which uses etched cylinders in the printing process, is a higher quality, more expensive process than either flexography or offset lithography. Intaglio printing, which is the most technologically complex and expensive printing process, utilizes engraved plates and applies ink under extreme pressure to print banknotes and other security documents.

       Die Cutters and Creasers. The Company believes that it offers, through preferential OEM agreements, a broad array of platen die cutters and rotary cutting products and technology in the packaging and printing industries.

       Auxiliary Equipment, Parts and Customer Service. The Company manufactures auxiliary equipment and replacement parts and provides service for its presses, collators and die cutters. During 1998, 1997, and 1996, 60%, 45%, and 50%, respectively, of the Company's net sales, were attributable to auxiliary equipment, parts and service. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing, such as punching, perforating and folding. Auxiliary equipment also includes print towers to add additional colors and additional collating stations.

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

       Automatic Currency Examination ("ACE") Equipment. The Company markets and manufactures high-speed image processing systems primarily for use in the banknote and security printing industry. The Company offers an ACE system used for the examination of banknotes with error detection capabilities for overt and covert anti-counterfeit components and other printing errors.

  Marketing

       The Company primarily markets its products domestically through direct sales engineers and managers and internationally through its agent network. In 1990, the Company opened a sales and service office in France to better serve its European customers. In 1995, the Company formed Societe Specialisee dans le Materiel d Imprimerie ("SSMI"), to acquire a European printing press repair and service company. SSMI not only enables the Company to provide better service to its European customers, but it also operates as an on-going business. The Company's traditional marketing efforts include advertising, participating in major domestic and international trade shows and customer symposiums, and conducting periodic product maintenance seminars. The Company also conducts limited market research and analyses to reveal and study trends in addition to actively participating in various trade associations.

  Customers

       The   Company's  customers  include  packaging  companies,  printing companies, paper companies, check printers, business forms companies and central bank and private banknote and securities printers.

  Competition

       The  Company  encounters  substantial  competition  in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in its selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst, S.A., Komori-Chambon and Goebel. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment such as Koening and Bauer-Albert Frankenthal
  (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The banknote and securities markets are predominately served by sheet-fed equipment made by Koenig and Bauer-Albert Frankenthal (KBA) and marketed by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery.

  Research and Development

       Company development projects are funded in varying amounts by customers who are in need of specialized equipment or processes. Research and development costs are charged to operations as incurred and the total of gross expenditures (including customer-funded projects) has exceeded 5% of net sales in recent years.

  Employees

       As  of  March  1,  1999, the Company had approximately 90 employees.
  With the closing of the Hamilton plant in 1998, the Company no longer employs any collective bargaining employees.

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

       The absolute value of the backlog varies with the amount of percentage of completion revenue recognized in any one period. This value can fluctuate since the Company experiences an average six to nine month period between the booking of the order and its final shipment. The Company's backlog of unfilled orders as of December 31, 1998 was approximately $2.5 million compared to $12.0 million at December 31, 1997 (excluding the Zerand division), a decrease of 79%. The backlog included a decrease of $8.4 million in packaging, and $1.1 million in French repair and service orders. The current decline in backlog is the result of both the sale of operating divisions and a significant decline in orders. While the decline may be attributable to general economic conditions affecting the printing and packaging industry and technical advances of electronic information transfer, the Company believes the decline in orders is primarily attributable to a loss of orders to its competition due in part to liquidity problems faced by the Company.

  Executive Officers

       The executive officers of the Company are as follows:

   Name                      Age   Principal Position with the Company
   ----                      ---   -----------------------------------
   Paul I. Stevens            84   Chairman of the Board, Chief Executive
                                   Officer and Director
   Richard I. Stevens         60   President, Chief Operating Officer and
                                   Director
   Hans W. Kossler            58   Senior Vice President, Operations
   Constance I. Stevens       55   Vice President - Administration,
                                   Assistant Secretary and Director
   George A. Wiederaenders    57   Vice President, Treasurer and Chief
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

       Hans W. Kossler has served the Company as Senior Vice President - Operations since May 1996. From December 1995 to May 1996 he served the Company as Vice President - Manufacturing after joining the Company in October 1995 as Manufacturing Assistant to the President. From January 1994 to October 1995, Mr. Kossler served North American Consulting as a Managing Partner. From August 1989 to January 1994, he served Gemini Consulting, Inc. as a Senior Consultant. Prior to this, from August 1979 to August 1989, Mr. Kossler served Bell Helicopter-Textron in several capacities, including Production Manager for the V-22 Osprey Project.

       Constance I. Stevens has served as a director of the Company since April 1987. Ms. Stevens has served as Vice President - Administration and Assistant Secretary to the Company since July 1995. From July 1989 to July 1995, Ms. Stevens served as the President of a project management consulting firm in Carmel, California. From May 1980 until July 1989, Ms. Stevens served as the managing partner of Merritt Associates of Carmel, California, an architectural design and real estate development firm. Ms. Stevens is the daughter of Paul I. Stevens.

       George A. Wiederaenders has served as Vice President, Treasurer and Chief Accounting Officer since May 1996. He has been Chief Accounting Officer of the Company since July 1993, was Treasurer of the Company from September 1987 to August 1993 and had served Stevens as it Vice President
  - Finance from December 1985 to April 1988. From January 1981 to December 1985, Mr. Wiederaenders was Executive Vice President and Treasurer of Manufactured Energy Products, Inc., a manufacturer of wireline trucks and skids for oilfield exploration. Mr. Wiederaenders served in various capacities with the public accounting firm of Coopers & Lybrand in Texas from 1967 to 1978, including general practice audit partner from 1976 to 1978 and managing partner of the Austin, Texas office from June 1977 to 1978.

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

       Liquidity Concerns. The Company's viability as a going concern is dependent upon the continuing restructuring of its operations, the successful sale of its current product offerings, and, ultimately, profitability.

       Competition. The packaging and printing equipment industry is highly competitive, and many of the industry participants possess greater management, financial and other resources than those possessed by the Company. The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst S.A., Komori-Chambon, and Goebel. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment, such as Koenig and Bauer-Albert Frankenthal
  (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The banknote and securities markets are predominately served by sheet-fed equipment marketed by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery.

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

       Dependence Upon New Technologies and Product Development. Technological leadership, enhanced by the introduction and development of new products, is an important objective of the Company's business strategy. In accordance with this business strategy, the Company's newly developed products were a significant factor in the Company's growth in 1994 and 1995. In the last three fiscal years, the Company's gross expenditures for research and development (including customer funded projects) exceeded 5% of net sales. The Company believes that its continued success will be dependent, in part, upon its ability to develop, introduce and market new products and enhancements. Many difficulties and delays are encountered in connection with the development of new technologies and related products. There can be no assurance that the Company will be able to continue to design, develop and introduce new products that will meet with market acceptance.

       International Business Risks. In 1998 and 1997, international sales represented 35% and 25% of net sales, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in exchange rates, tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's international orders are denominated in United States dollars, some orders are denominated in foreign currencies and, accordingly, the Company's business and results of operations may be affected by fluctuations in interest and currency exchange rates. Fluctuations in foreign currencies may also affect the Company's foreign sales, and, since many of the Company's competitors are foreign, fluctuations in foreign currencies may also affect the Company's competitive position in the United States markets. The Company periodically enters into foreign exchange contracts to hedge the risk that eventual net cash flows will be adversely affected by changes in exchange rates. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

       Manufacturing Risks and Availability of Raw Materials. Disruption of operations at the Company's primary manufacturing facility or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate manufacturing capacity would be available, or if available, that it could be obtained on favorable terms or on a timely basis. The principal raw materials used in the manufacturing of printing press systems are high grade steel and alloys used in the making of gears, rollers and side frames. Steel is in very available supply throughout the world.

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

       Control by Principal Stockholders. As of March 19, 1999, Paul I. Stevens, Stevens Industries, Inc. and members of the immediate family of Paul I. Stevens beneficially own approximately 13% and 93% of the outstanding Series A and Series B Common Stock of the Company, respectively, representing 72.4% of the combined voting power. As a result, the Stevens family alone is able to elect a majority of the Board of Directors and otherwise continue to influence the direction and policies of the Company and the outcome of any other matter requiring shareholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and, together with others, to prevent or cause a change in control of the Company.

       Volatility of Stock Price. The Company's Series A Common Stock market price has ranged from a high of $19 5/8 per share in the first quarter of 1990 to a low of $0.50 per share in the fourth quarter of 1998. The market price of the Company's Series A Common Stock may be subject to substantial fluctuations related to the announcement of financial results, new product introductions, new orders or order cancellations by the Company or by its competitors or by announcements of other matters related to the Company's business. In addition, there can be no assurance that the price of the Series A Common Stock will not fluctuate in the future due to a multiplicity of factors outside of the Company's control. These factors include general economic and stock market conditions, investor perceptions and mood swings, levels of interest rates and the value of the dollar.

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

       Rapid Growth and Decline of Revenues. The Company's annual revenue has fluctuated dramatically over the years ranging from 30% growth in 1995 to a 52% decrease in 1996. The growth was largely attributable to the development and sale of new products. In light of this growth, the Company increased the amount of expenditures on its research and development programs, particularly in conjunction with the development of new products. In recent years, the Company curtailed many expenditures in response to the slowness of new orders which has been due, in large part, to certain product performance issues related to the new products. These performance issues also severely impacted the Company's liquidity, necessitating large lay offs of personnel, a restructuring of operations to lower operating levels, and consolidation of functions and facilities. In addition, the Company has reduced capital expenditures and implemented certain other cost reduction measures.

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

                                                                  Owned
                                                        Approx.     or
       Location                Use                      Sq. Ft.   Leased
       --------                ---                       ------   ------
     Fort Worth, Texas   Executive and engineering       12,400   Leased
                         offices
     Hamilton, Ohio      Manufacturing facility         130,000   Owned
                         Held for sale.
     Fort Worth, Texas   Manufacturing facility and      74,000   Owned
                         administration offices
     Villers sous St.    Repair and service facility     13,000   Owned
     Leu, France         and administration offices


       See notes G, J and L of the notes to consolidated financial statements of the Company for information relating to property, plant and equipment and leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

  Item 3.  Legal Proceedings.

       In 1997, the Company filed a suit seeking damages and injunctive relief against Paul W. Bergland, a former vice-president, for, among other things, theft of trade secrets, fraud, breach of contract, and breach of a confidential relationship. On March 3, 1997, Bergland filed his original answer and a counterclaim. ConverTek, Inc., a corporation in which Bergland claims an ownership interest, joined the suit as a counter claimant against the Company. This litigation was settled in July 1998 with no payment of damages on the part of any of the parties to the lawsuit.

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

  Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.

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

                                          Series A              Series B
                                        Common Stock          Common Stock
                                       High      Low         High       Low
                                       -------   ------      ------    -------
    Year Ending December 31, 1997:
    First Quarter                     $1  3/4   $  9/16     $2 7/8    $1  3/4
    Second Quarter                     1  7/16     1/2       2 3/4       15/16
    Third Quarter                      2  1/4    1           4         2  1/2
    Fourth Quarter                     3  1/4    1 1/8       4         3  1/4
    Year Ending December 31, 1998
    First Quarter                     $2  1/2   $1 1/2      $3 15/16  $3  3/8
    Second Quarter                     3 13/16   1           4  3/8    3  3/8
    Third Quarter                      3 11/16   1           4  1/4    1  1/4
    Fourth Quarter                     1  3/8      9/16      1  1/4      13/16
    First Quarter 1999                $1  1/4   $  5/8      $1 13/16   $  3/4
     (through March 19, 1999)


  As  of  March  19,  1999,  approximately 7,443,000 shares of the Series A
  Common Stock were outstanding and held by approximately 200 holders of record, and 2,059,000 shares of the Series B Common Stock were outstanding and held by approximately 65 holders of record.

       The Company no longer meets the eligibility requirements for listing its stock on the American Stock Exchange and, accordingly, is subject to delisting proceedings at the option of the American Stock Exchange. Negotiations regarding such listing have been on-going since 1997. The American Stock Exchange has notified the Company of its intention to delist the Company's stock. The Company plans to appeal this decision but there can be no assurance that such appeal will be successful.

       The Company has not paid cash dividends on its capital stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's capital stock in the foreseeable future. If, however, cash dividends are paid, such dividends will be paid equally to holders of the Series A Common Stock and the Series B Common Stock on a share-for-share basis. See "Description of Capital Stock." In addition, the Company's current credit facility restricts the Company's ability to pay dividends. For a discussion of restrictions of the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

  Item 6.  Selected Financial Data.

       The following tables set forth selected historical financial information for the indicated periods for the Company. The historical information is derived from the Consolidated Financial Statements of the Company.


                               STATEMENT OF OPERATIONS
                         (In thousands except per share data)

                                                  Year Ended December 31,
                                        -------------------------------------------
                                        1998      1997      1996     1995      1994
                                      -------   -------   -------   -------   -------
   Net sales                         $ 22,207  $ 35,151  $ 65,659  $139,181  $106,694
   Cost of sales                       17,877    34,011    74,243   108,307    81,009
                                      -------   -------   -------   -------   -------
   Gross profit (loss) (1)              4,330     1,140    (8,584)   30,874    25,685
   Selling, general and
    administrative expense              7,379     9,837    22,485    21,437    17,211
   Restructuring charge (3)               --        --      1,300       --        --
   Loss on impairment of assets           573     6,347       --        --        --
   Loss on sale of assets                 --        --      3,472       --        --
                                      -------   -------   -------   -------   -------
   Operating income (loss)             (3,622)  (15,044)  (35,841)    9,437     8,474
   Gain on sale of assets               2,203       --        --        --        --
   Other income (expense)              (1,956)   (4,396)   (5,379)   (3,478)   (4,139)
                                      -------   -------   -------   -------   -------
   Income (loss) before income taxes
    and extraordinary items            (3,375)  (19,440)  (41,220)    5,959     4,335
   Income tax (expense) benefit           (75)      213     7,000    (1,660)   (1,908)
                                      -------   -------   -------   -------   -------
   Income (loss) before
    extraordinary items                (3,450)  (19,227)  (34,220)    4,299     2,427
   Extraordinary items (2)             11,221       --        --        --        (85)
                                      -------   -------   -------   -------   -------
        Net income (loss)            $  7,771  $(19,227) $(34,220) $  4,299  $  2,342
                                      =======   =======   =======   =======   =======
   Per Common Share - Basic:
   Income (loss) before
    extraordinary items                $(0.36)   $(2.03)   $(3.62)    $0.46     $0.27
   Extraordinary items (2)               1.18        --        --        --     (0.01)
                                      -------   -------   -------   -------   -------
        Net income (loss) - basic      $ 0.82    $(2.03)   $(3.62)    $0.46     $0.26
                                      =======   =======   =======   =======   =======
   Per Common Share - Diluted:
   Income (loss) before
    extraordinary items               $(0.36)    $(2.03)   $(3.62)    $0.45     $0.26
   Extraordinary items (2)              1.18         --        --        --     (0.01)
                                      -------   -------   -------   -------   -------
        Net income (loss) - diluted    $0.82     $(2.03)   $(3.62)    $0.45     $0.25
                                      =======   =======   =======   =======   =======
   Weighted average shares
   outstanding - basic                 9,492      9,457     9,451     9,408     9,122
                                      =======   =======   =======   =======   =======
   Weighted average shares
   outstanding - diluted               9,492      9,457     9,451     9,553     9,256
                                      =======   =======   =======   =======   =======

                              BALANCE SHEET DATA
                                (In thousands)

                                           Year Ended December 31,
                                -------------------------------------------
                                1998      1997      1996      1995       1994
                               ------   -------   -------    -------    ------
  Cash and temporary
    investments               $   164  $    211  $  3,338   $    814   $  1,473
  Working capital (deficit)     1,965   (10,894)  (11,476)    38,127     16,692
  Total assets                 14,651    31,890    77,417    117,647     94,041
  Long-term debt                5,244        55       113     33,470     15,308
  Total stockholders
   equity (deficit)           $(2,955)  $(9,611) $ 10,896   $ 45,372   $ 40,965

</TABLE
  _________________________

  (1) Includes increase in gross profit in 1998 of $1.3 million as a result of a decrement in the LIFO inventory at December 31, 1998.

  (2)  In  1998,  gain  on  early extinguishment of debt was $11.2 million.
       Debt   extinguishment   costs  incurred   in  1994  related  to  the
       refinancing of long-term debt.

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
  Results of Operations.

  Cautionary Statement

       The  statements  in  this  Form  10-K,  including  this Management's
  Discussion  and Analysis, that are forward looking are based upon current expectations  and  actual  results may differ materially.  Therefore, the inclusion of such forward looking information should not be regarded as a representation of the Company that the objectives or plans of the Company will  be  achieved.  Such statements include, but are not limited to, the
  Company's  expectations  regarding the operations and financial condition of  the  Company.  Forward looking statements contained in this Form 10-K and  included  in  this  Management's  Discussion  and  Analysis, involve numerous  risks  and  uncertainties  that  could  cause actual results to differ  materially  including, but not limited to, the effect of changing economic  conditions,  business conditions and growth in the printing and paperboard  converting  industry,  the  Company's ability to maintain its lending  arrangements,  or  if  necessary,  access  external  sources  of
  capital,   implementing   current   restructuring  plans  and  accurately
  forecasting  capital  expenditures.    In  addition, the Company's future
  results  of  operations and financial condition may be adversely impacted by  various  factors  including,  primarily,  the  level of the Company's
  sales.   Certain of these factors are described in the description of the
  Company's  business, operations and financial condition contained in this
  Form  10-K.    Assumptions  relating  to  budgeting,  marketing,  product development  and  other  management  decisions  are  subjective  in  many respects  and  thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may  cause  the  Company  to  alter its marketing, capital expenditure or other  budgets, which may in turn affect the Company's financial position and results of operations.

  General

       The  Company  derives  its  revenues  from the sale of packaging and printing  equipment  systems  and  related  equipment to customers in the packaging industry and the specialty/commercial and security and banknote
  segments  of  the  printing  industry.   The  Company's  net  sales  have
  fluctuated  from  a  high  of  $139.2  million  in 1995 to a low of $22.2 million in 1998.

       The Company continued to experience a decrease in sales during 1998, which  reflected  a continuation of the slowdown in its customers  orders that  the  Company  has  experienced  since  the  fourth quarter of 1995.
  Orders  for  1998  ($10.2  million)  fell  to 34.2% of the previous year, primarily  in packaging and specialty web products.  The Company believes that  in  addition  to  the  decline due to the sale of various operating divisions  the  decrease  in  orders  represents  industry-wide  purchase delays,  and  a  loss of orders to its competition due in part to product performance  issues  and  in  part  to  liquidity  problems  faced by the
  Company.    In  response  to  the  continued  order slowdown, the Company continued  to  implement  a significant restructuring plan which included large  work  force  and  cost reductions and the consolidation of certain facilities and operating functions.

  Results of Operations

       The following table sets forth, for the periods indicated, certain income statement data as percentages of net sales



                                                 Year Ended December 31,
                                                 -----------------------
                                                 1998      1997      1996
                                                -----     -----     -----
      Net sales                                 100.0%    100.0%    100.0%
      Cost of sales                              80.5%     96.8%    113.1%
                                                -----     -----     -----
      Gross profit (loss)                        19.5%      3.2%    (13.1%)
      Selling, general and administrative
        expenses                                 33.2%     28.0%     34.2%
      Restructuring charge                         --        --       2.0%
      Loss on impairment of assets                2.6%     18.0%       --
      Loss on sale of assets                       --        --       5.3%
                                                -----     -----     -----
      Operating income (loss)                   (16.3%)   (42.8%)   (54.6%)
      Other income (expense):
           Gain on sale of assets                 9.9%       --        --
           Interest, net                        ( 7.1%)   (10.2%)    (6.0%)
           Other, net                           ( 1.7%)    (2.3%)    (2.2%)
                                                -----     -----     -----
      Income (loss) before income taxes and
        extraordinary items                     (15.2%)   (55.3%)   (62.8%)


       Comparison of Years Ended December 31, 1998 and 1997

       Net Sales. The Company's net sales for the year ended December 31, 1998 decreased by $12.9 million, or 36.8%, compared to the same period in 1997, due primarily to decreased sales of packaging systems products ($4.7 million) and to the sale of the Zerand division in April 1998, which contributed $4.3 million in 1998 sales and $11.6 million in 1997 sales. In addition, the Company experienced decreases in its French repair and service sales ($0.9 million). Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

       Gross Profit. The Company's gross profit for the year ended December 31, 1998 increased by $3.2 million compared to gross profit in the same period in 1997 due primarily to shipment of products at near normal product margins. In addition, the Company evaluated its last-in first-out ("LIFO") inventory reserve following the sale of assets, including the inventory, at HMC and other inventory usage in 1998. The financial impact of the calculated decrement in the LIFO inventory for the year ended December 31, 1998 was $1.3 million. Accordingly, the gross profit for the year was increased $1.3 million ($0.14 per share) and the LIFO reserve was reduced $1.3 million. Gross profit margin for 1998 increased to 19.5% of sales as compared to 3.2% for 1997. This increase in gross profit margin in 1998 was due primarily to product mix, shipment of products at near normal margins, decreased warranty expenses, and the benefit of the reduction in the LIFO reserve. Sales and gross profit in 1997 include $0.7 million in proceeds from the sale of certain press system contract rights. The Company sold these rights in lieu of a long repossession and resale process.

       Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased by $2.5 million, or 25%, for the year ended December 31, 1998 compared to the same period in 1997. The decrease was due to cost reduction efforts at corporate headquarters and at manufacturing locations in connection with the reduced volume of sales, as well as the impact of the sale of the Zerand division. Selling, general and administrative expenses for the year ended December 31, 1998 were 33.2% of sales compared to 28% of sales for the same period of 1997 due to the very low sales in 1998 compared to 1997. The Company's continuing cost reductions in 1998 did not equate to the overall percentage decrease in sales, and especially the sales decrease in the last half of 1998.

       Loss on Impairment of Assets. In connection with the continuing consolidation of operating facilities, the Company decided in November 1997 to sell certain production facilities. Based upon bids received or other pertinent valuations, the Company recorded a fourth quarter 1998 charge of $0.57 million to reflect the estimated ultimate realizable value of one production and one inventory storage facility in Hamilton, Ohio held for sale (See Note D of Notes to the Financial Statements).

       Gain on Sale of Assets. The gain on sale of assets of $2.2 million for the year ended December 31, 1998 included a $3.6 million gain on the April 1998 sale of the Zerand division assets, offset by a $1.4 million loss on the sale of the HMC in July 1998.

       Other Income (Expense). The Company's interest expense decreased by $2.0 million for the year ended December 31, 1998 compared to the same period in 1997 due to the reduced borrowings in 1998 resulting from the application of the Zerand and Bernal sale proceeds to pay bank indebtedness, and the extinguishment of subordinated indebtedness at June 30, 1998, offset by an increased cost of borrowing in 1998. Interest income was negligible for the years ended December 31, 1998 and 1997.

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

       Loss on Impairment of Assets. In connection with the consolidation of operating facilities, the Company decided in November 1997 to sell certain production facilities. Based upon bids received or other pertinent valuations, the Company recorded a charge of $6.3 million to reflect the estimated ultimate realizable value of two production facilities and certain inventory housed in these facilities (See Note D of Notes to the Financial Statements).

       Other Income (Expense). The Company's gross interest expense decreased by $0.3 million, or 8%, compared to 1996. This was due to overall slightly reduced 1997 borrowings by the Company following the sale of Bernal in March 1997 and the resulting reduction of its bank credit facility. Interest income was approximately the same for 1997 as compared to 1996.

  Tax Matters

       The Company's effective state and federal income tax rate ("effective tax rate") was 0.3%, 0.6%, and 17% for the years ended December 31, 1998, 1997 and 1996, respectively. This decrease in the effective tax rate was due to the uncertainty of future tax benefits from future operations.

  Quarterly Results (Unaudited)

       The following table summarizes results for each of the four quarters for the years ended December 31, 1998, and 1997.

                                               Three Months Ended
                                   March 31,  June 30,  Sept.30,  December 31,
                                     ------    ------    -------   ------
                                     (In thousands, except per share data)
 1998:
      Net sales                     $ 9,697   $ 5,343   $  2,737  $  4,430
      Operating income (loss)       $   557   $(1,813)  $   (987) $ (1,379)
      Extraordinary item                --    $11,221        --        --
      Net income (loss)             $  (416)  $11,556   $ (1,785) $ (1,584)
      Net income (loss) per common
        share - basic               $ (0.04)  $  1.22   $  (0.19  $  (0.17)
      Net income (loss) per common
        share - diluted             $ (0.04)  $  1.13   $  (0.19  $  (0.17)
 1997:
      Net sales                     $ 8,780   $ 7,311   $  8,157  $ 10,903
      Operating (loss)              $(1,956)  $(2,418)  $   (956) $ (9,714)
      Net (loss)                    $(2,999)  $(3,405)  $ (1,956) $(10,867)
      Net income (loss) per common  $ (0.32)  $ (0.36)  $  (0.20) $  (1.15)
        share - basic and diluted


       The Company attributes the operating and net loss for the fourth quarter of 1998 to (1) a continuing decline in orders ($3.0 million versus $20.3 million for the last six months of 1998 and 1997, respectively); (2) a non-cash charge for loss on impairment of assets of $0.57 million and (3) unabsorbed overhead costs due to the low shipment volume in the quarters.

       The Company attributes the operating and net loss for the fourth quarter of 1997 to (1) a continuing decline in orders ($20.3 million versus $25.1 million for the last six months of 1997 and 1996, respectively); (2) a non-cash charge for loss on impairment of assets of $6.3 million; (3) a provision for bad debt expense of $0.6 million; and
  (4) unabsorbed overhead costs due to the low shipment volume in the quarter.

       The Company has taken certain continuing cost reduction actions to adjust its expected 1999 production to the reduced order flow in 1998.

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

       Historically, the Company has funded its capital requirements with cash provided by operating activities, borrowings under credit facilities, issuances of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities was $(5.9) million in 1998, $(3.3) million in 1997, and $2.6 million in 1996.

       Net cash provided by (used in) operating activities (before working capital requirements) was $(4.5) million in 1998, $(10.4) million in 1997 and $(33.6) million in 1996. Working capital provided (used) cash of $(1.4) million in 1998, $7.0 million in 1997 and $33.4 million in 1996. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders. During periods of sales decline such as 1998 and 1997, the Company's working capital provides cash as receivables are collected and inventory is utilized.

         The Company's capital expenditures for 1998, 1997 and 1996 were $0.2 million, $0.1 million and $0.5 million, respectively, and were used primarily for certain machinery and equipment modernization.

       On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company paid off principal amounts due its senior secured bank lender and its secured senior subordinated noteholders, aggregating approximately $19.5 million. Repayment of the secured Senior Subordinated Notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million.

       Under its credit facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $7.5 million in the form of direct borrowings and letters of credit. As of December 31, 1998 there were $2.38 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with no additional availability for such borrowings.

       The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens loans aggregating $4.64 million at December 31, 1998 have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, the remaining $0.5 million escrow hold back on the sale of the Zerand division, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. The Company was paid $500,000 of the Zerand escrow hold back funds net of amounts owed to the purchaser on November 6, 1998. Because these hold back funds collateralize certain Paul I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company.

       Interest on the bank credit facility is 1.25% over prime with a two-year maturity on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2.38 million on December 31, 1998. The Company paid in full a $4.0 million bank Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loans from Paul I. Stevens are due June 30, 2000 and bear interest at rates that vary up to 2% over bank prime.

       The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

       The  Company's   pension  plans  have  1999  minimum payments due of
  approximately $0.5 million payable on or before September 15, 1999. See Note M of Notes to Financial Statements.

       With the expected April 1999 sale of the Hamilton, Ohio manufacturing facility, and assuming that one of several strategic, financial alternatives, principally the return of normalized order flow rates and the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

       In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through December 31, 1998, the Company's Chairman and Chief Executive Officer has loaned the Company $1.66 million for its short-term cash requirements. As of December 31, 1998, this amount has not been repaid.

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

  Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

       Not required for the company.

  Item 8. Financial Statements and Supplementary Data.

  Index  to  Consolidated  Financial  Statements  and  Financial  Statement
  Schedules
                                                               Page
                                                              Number
  Report of Management                                          21
  Report of Independent Certified Public Accountants            22
  Independent Auditors  Report                                  23
  Consolidated Balance Sheets -- December 31, 1998 and 1997     24
  Consolidated Statements of Operations -- Years Ended
     December 31, 1998, 1997 and 1996                           25
  Consolidated Statement of Stockholders  Equity -- Years
     Ended December 31, 1998, 1997 and 1996                     26
  Consolidated Statements of Cash Flows -- Years
    Ended December 31, 1998, 1997 and 1996                      27
  Notes to Consolidated Financial Statements                    28
  Schedule II -- Valuation and Qualifying Accounts --
    Years Ended December 31, 1998, 1997 and 1996                46

       All   other  schedules  are  not  submitted  because  they  are  not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

  Report of Management

       The consolidated financial statements of Stevens International, Inc. have been prepared by management and have been audited by certified public accountants whose report follow. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of the annual report. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based upon currently available information of the effects of certain events and transactions.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  Board of Directors and Stockholders
     Stevens International, Inc.


       We have audited the accompanying consolidated balance sheet of Stevens International, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stevens International, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

       We  have  also  audited  Schedule II for the year ended December 31,
  1998.    In  our  opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a significant reduction in its sales volume and has experienced continuing losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




  GRANT THORNTON LLP

  Dallas, Texas
  March 19, 1999

                         INDEPENDENT AUDITORS  REPORT

  Board of Directors and Stockholders
     Stevens International, Inc.

       We have audited the accompanying consolidated balance sheets of Stevens International, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8 for each of the two years ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stevens International, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 31, 1997.

       The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note B of notes to the consolidated financial statements in the 1997 Form 10-K, the Company has negative working capital at December 31, 1997, negative cash flows from operations for the year ended December 31, 1997, and anticipates that negative cash flows from operations will continue. In addition, as discussed in Note J of notes to the financial statements in the 1997 Form 10-K, at December 31, 1997, the Company would not have been in compliance with certain covenants of its long-term debt agreements had the lenders not waived the covenants and extended the debt due dates. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters are also described in Note B of notes to the 1997 Form 10-K. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

  DELOITTE & TOUCHE LLP

  Fort Worth, Texas
  March 31, 1998

                   STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                         December 31,
                                                       ---------------
                 ASSETS                                1998        1997
                                                       ------     ------
      Current assets:
         Cash                                         $   164    $   211
         Trade accounts receivable, less
           allowance for losses of $529 and
           $374 in 1998 and 1997, respectively          1,711      3,158
         Costs and estimated earnings in excess
           of billings on long-term contracts             665      2,209

         Inventories                                    6,146      6,610
         Other current assets                           1,076        759
         Assets held for sale                             988     14,735
                                                       ------     ------
               Total current assets                    10,750     27,682
      Property, plant and equipment, net                2,600      2,409
      Other assets, net                                 1,301      1,799
                                                       ------     ------
                                                      $14,651    $31,890
                                                       ======     ======

           LIABILITIES AND STOCKHOLDERS  EQUITY
      Current liabilities:
         Trade accounts payable                       $ 3,035    $ 2,691
         Billings in excess of costs and
           estimated earnings on long-term contracts     ---         133
         Other current liabilities                      3,705      6,322
         Income taxes payable                              75        ---
         Customer deposits                                310        802
         Advances from stockholder                      1,645        950
         Current portion of long-term debt                 15     27,678
                                                       ------     ------
               Total current liabilities                8,785     38,576
      Long-term debt                                    2,294         55
      Note payable - stockholder                        2,950        ---
      Accrued pension costs                             3,577      2,870
      Commitments and contingencies                       ---        ---

      Stockholders  equity:
         Preferred stock, $0.10 par value,
           2,000,000 shares authorized , none
           issued and outstanding                         ---        ---
         Series A Common Stock, $0.10 par value,
           20,000,000 shares authorized, 7,418,000
           and 7,391,000 issued and outstanding at
           December 31, 1998 and 1997, respectively       741        739
         Series B Common Stock, $0.10 par value,
           6,000,000 shares authorized, 2,085,000,
           and 2,098,000 shares issued and outstanding
           at December 31, 1998 and 1997, respectively    209        210
         Additional paid-in capital                    39,961     39,941
         Accumulated other comprehensive (loss)        (4,150)    (3,014)
         Retained deficit                             (39,716)   (47,487)
                                                       ------     ------
               Total stockholders  equity (deficit)    (2,955)    (9,611)
                                                       ------     ------
                                                      $14,651    $31,890
                                                       ======     ======
               See notes to consolidated financial statements.

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)

                                               Year Ended December 31,
                                          -------------------------------
                                          1998          1997         1996
                                        -------       -------      -------
  Net sales                            $ 22,207      $ 35,151     $ 65,659
  Cost of sales                          17,877        34,011       74,243
                                        -------       -------      -------
  Gross profit (loss)                     4,330         1,140       (8,584)

  Selling, general and
    administrative expenses               7,379         9,837       22,485
  Restructuring charge                      --            --         1,300
  Loss on impairment of assets              573         6,347          --
  Loss on sale of assets                    --            --         3,472
                                        -------       -------      -------
  Operating (loss)                       (3,622)      (15,044)     (35,841)

  Other income (expense):
     Gain on sale of assets               2,203           --           --
     Interest income                         13            95           63
     Interest expense                    (1,580)       (3,666)      (3,984)
     Lawsuit settlement expense              --                       (700)
     Other, net                            (389)         (825)        (758)
                                        -------       -------      -------
                                            247        (4,396)      (5,379)
                                        -------       -------      -------
  (Loss) before taxes and
    extraordinary item                   (3,375)      (19,440)     (41,220)
  Income tax benefit (expense)              (75)          213        7,000
                                        -------       -------      -------
      (Loss) before extraordinary item   (3,450)      (19,227)     (34,220)

  Extraordinary gain on debt
    extinguishment                       11,221          --           --
                                        -------       -------      -------
  Net income (loss)                    $  7,771      $(19,227)    $(34,220)
                                        =======       =======      =======
  Net income (loss) per common share
     Income (loss) before                $(0.36)       $(2.03)      $(3.62)
       extraordinary gain
     Extraordinary gain                    1.18           --           --
                                        -------       -------      -------
  Net income (loss) - basic and diluted   $0.82        $(2.03)      ($3.62)
                                        =======       =======      =======
  Weighted average number of shares of
    common and common stock equivalents
    outstanding during the periods
    - basic and diluted                   9,492         9,457        9,451
                                        =======       =======      =======

                 See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS  EQUITY
                            (Amounts in thousands)

                                                                                                    Accumulated
                                                                        Additional                     Other
                                  Series A Stock     Series B Stock       Paid-In       Retained    Comprehensive
                                  Shares  Amount     Shares  Amount       Capital       (Deficit)      Loss         Total
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, January 1, 1996       7,312     $731     2,139    $214        $39,144      $  5,960      $  (677)      $45,372
   Net loss                          --       --        --      --             --       (34,220)          --       (34,220)
   Foreign currency
      translation adjustment         --       --        --      --             --            --         (526)         (526)
   Excess pension liability
      adjustment                     --       --        --      --             --            --         (430)         (430)
                                                                                                                    ------
   Comprehensive loss                                                                                              (35,176)
                                                                                                                    ------
   Conversion of Series B
      stock to Series A stock        28        3       (28)     (3)            --            --           --            --
   Lawsuit settlement                --       --        --      --            700            --           --           700
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, December 31, 1996     7,340      734     2,111     211         39,844       (28,260)      (1,633)       10,896
   Net loss                          --       --        --      --             --       (19,227)          --       (19,227)
   Foreign currency
      translation adjustment         --       --        --      --             --            --         (602)         (602)
   Excess pension liability
      adjustment                     --       --        --      --             --            --         (779)         (779)
                                                                                                                    ------
   Comprehensive loss                                                                                              (20,608)
                                                                                                                    ------
   Conversion of Series B
         stock to Series A stock     13        1       (13)     (1)            --            --           --            --
   Exercise of stock warrants        38        4        --      --             97            --           --           101
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, December 31, 1997     7,391      739     2,098     210         39,941       (47,487)      (3,014)       (9,611)
   Net income                        --       --        --      --             --         7,771                      7,771
   Foreign currency
      translation adjustment         --       --        --      --             --            --         (295)         (295)
   Excess pension liability
      adjustment                     --       --        --      --             --            --         (841)         (841)
                                                                                                                     -----
   Comprehensive income                                                                                              6,635
                                                                                                                     -----
   Exercise of stock options         14        1        --      --              20           --           --            21
   Conversion of Series B
      stock to Series A stock        13        1       (13)     (1)            --            --           --            --
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, December 31, 1998     7,418    $ 741     2,085   $ 209        $39,961      $(39,716)     $(4,150)      $(2,955)
                                  =====     ====     =====    ====        =======        ======       ======        ======

                                               See notes to consolidated financial statements.

           STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                                                      Year Ended December,
                                                    -------------------------
                                                    1998      1997       1996
                                                  -------    -------    -------
 Cash provided by operations:
   Net income (loss)                             $  7,771   $(19,227)  $(34,220)
   Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                    934      3,350      4,188
     Extraordinary gain on debt extinguishment    (11,221)       --         --
     Deferred and refundable taxes                    --         --      (4,536)
     Accrued pension costs                           (134)       253        212
     Lawsuit settlement expense                       --         --         700
     Loss on impairment of assets                     573      6,347        --
     (Gain) loss on sale of assets                 (2,203)       --       3,472
     Other                                           (294)      (620)      (957)
   Changes in operating assets and liabilities
    net of effects from purchase of subsidiary
    in 1995:
     Trade accounts receivable                      1,446      7,780     12,525
     Contract costs in excess of billings           1,411       (357)    15,402
     Inventories                                      464      2,551      5,781
     Refundable income taxes                          (48)     2,464     (1,630)
     Other assets                                     (36)     5,871       (541)
     Trade accounts payable                           344     (5,631)    (2,527)
     Other liabilities                             (4,934)    (6,143)     4,687
                                                  -------    -------    -------
          Total cash provided by (used in)
           operating activities                    (5,927)    (3,362)     2,556
                                                  -------    -------    -------

 Cash provided by (used in) investing activities:
   Additions to property, plant and equipment        (232)       (93)      (470)
   Proceeds from insurance and sale of assets         --         --          --
   Deposits and other                                  16        397        294
   Disposal of the net assets of divisions         14,733     10,384        --
                                                  -------    -------    -------
          Total cash provided by (used in)
           investing activities                    14,517     10,688       (176)
                                                  -------    -------    -------

 Cash provided by (used in) financing activities:
   Increase (decrease) in current portion of      (13,848)   (10,496)    34,059
    long-term debt
   Net increase (decrease) in long-term debt        5,190        (58)   (33,915)
   Sale of stock and exercise of stock options         21        101         --
                                                  -------    -------    -------
          Total cash provided by (used in)
           financing activities                    (8,637)   (10,453)       144
                                                  -------    -------    -------
 Increase (decrease) in cash                          (47)    (3,127)     2,524
 Cash at beginning of year                            211      3,338        814
                                                  -------    -------    -------
 Cash at end of year                              $   164    $   211    $ 3,338
                                                  =======    =======    =======
 Supplemental disclosure of cash flow information:
     Interest                                     $   614    $ 1,252    $ 3,544
     Income taxes                                     --      (2,677)      (969)


                 See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1998, 1997 and 1996


  A.  Summary of Significant Accounting Policies

       Nature of Operations

            Stevens International, Inc. (the "Company") designs, manufactures, markets, and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry, and in the specialty/commercial and banknote and securities segments of the printing industry.

       Basis of Presentation

            The  consolidated  financial statements include the accounts of
  the   Company  and  its  wholly  owned  subsidiaries.    All  significant
  intercompany transactions have been eliminated in consolidation.

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

       Inventory

            Approximately 31% and 74% of inventory at December 31, 1998 and 1997, respectively, is valued at the lower of cost, using the last-in, first-out (LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method.

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

       Income Taxes

            The Company accounts for income taxes under the liability method and recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

       Asset Impairment of Long Lived Tangible and Intangible Assets

            Potential impairment of long-lived tangible and intangible assets is assessed annually (unless economic events warrant more frequent reviews) on an asset-by-asset basis.

       Translation of Foreign Currency

            The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

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

       Earnings Per Share

            Basic  earnings  per  share  ("EPS")  excludes  dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares relating to the exercise of stock options have been excluded from the computation as the effect of such conversion would be anti-dilutive.

       Recently Issued Accounting Standards

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the balance sheet. The Company adopted SFAS No. 130 during the quarter ended March 31, 1998.

  B.  Liquidity Concerns

       The Company continues to experience a decrease in sales due to a declining market for the Company's products and competitive pressures. The Company has continued to implement a significant restructuring plan, which included large work force and cost reductions and the sale and consolidation of certain facilities and operating functions.

       The Company requires capital to fund its ongoing operations, to service its existing debt and to pursue its strategic objectives including new product development. Further, the Company has been dependent on the ability of its Chairman and Chief Executive Officer, Paul I. Stevens, to provide certain amounts of working capital over and above that provided by the Company's bank credit facility. The Company also must continue to meet certain financial covenants imposed by its bank credit facility. The Company's viability is dependent upon its ability to meet its obligations to its bank lender and to Mr. Stevens, and ultimately, a return to profitability.

  C.  Divestiture of Division Assets in 1998 and 1997

       Sale of Hamilton Machining Center in July 1998

       On July 28, 1998 the Company sold the real and personal property at its Hamilton, Ohio machining center ("HMC") and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio for an aggregate consideration of approximately $4.33 million. This transaction resulted in a second quarter 1998 loss on sale of assets of approximately $0.8 million and an additional loss of $0.5 million in the third quarter of 1998 as a result of HMC inventory and other inventory that was abandoned by the Company and included in the sale. Proceeds of the transaction were used to repay the $4 million secured bridge term loan from the Company's new bank lender (the "Bridge Loan") which was loaned to the Company on June 30, 1998. HMC had outside sales of $1.2 million and operating losses of $0.35 million in 1997. The Company has replaced certain of the capabilities of its machining center with a group of new and traditional suppliers.

       Sale of Assets of Zerand Division in April 1998

       On April 27, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable. If certain machinery sold to Valumaco Incorporated is not sold within eleven months of the closing date, the Company is obligated to repurchase the equipment at a purchase price of $0.9 million. Any remaining balance in the escrow holdback may be used to offset the purchase price.

       This transaction resulted in an approximate $10 million reduction of the Company's senior secured bank debt In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million of income before interest, corporate charges and taxes. The Company realized an approximate $3.6 million gain on the sale of Zerand assets.

       Sale of Bernal Division in March 1997

       In March 1997, the Company sold substantially all the assets of its Bernal division including the product technology and related intangibles to Bernal International, Inc., a new company formed for the asset purchase. The cash proceeds were approximately $15 million, and in addition, the purchaser assumed certain liabilities of Bernal, including the accounts payable. This transaction resulted in a $12 million permanent reduction of the Company's senior debt. In 1996, Bernal contributed sales of approximately $17.8 million and approximately $0.7 million income before interest, corporate charges and taxes. .

  D.  1998 and 1997 Loss on Impairment of Assets

       In connection with the continuing consolidation of operating facilities, the Company decided in November 1997 to sell certain production facilities. Based upon bids received or other pertinent valuations, the Company recorded a 1998 fourth quarter non-cash charge of $0.57 million to reflect the estimated ultimate realizable value of one production and one inventory storage facility in Hamilton, Ohio held for sale. The production facility sale is anticipated in 1999. The aggregate carrying value of these assets in 1998, prior to the impairment adjustment was $1.4 million.

       In 1997 a similar estimate of ultimate realizable value ($14.7 million) of three facilities in Ohio and the Zerand Division was completed. (See Note C of Notes to the Financial Statements for assets sold in 1998). A 1997 fourth quarter non-cash charge of $6.3 million was recorded to reflect the estimated realizable value of the Ohio facilities and certain inventory housed in the facilities.

  E.  Costs and Estimated Earnings on Uncompleted Long-Term Contracts

       Unbilled costs and estimated earnings on uncompleted contracts represent revenue earned but not billable under terms of the related contracts being accounted for using the percentage of completion revenue recognition method.

       A summary of all costs and related progress billings at December 31, 1998 and 1997 follows:

                                                         December 31,
                                                       ----------------
                                                       1998        1997
                                                      ------      ------
                                                    (Amounts in thousands)
           Cost incurred on uncompleted               $5,155      $6,059
           contracts
           Estimated earnings                            --        1,311
                                                      ------      ------
           Revenue from long-term contracts            5,155       7,370
           Less:  Billings to date                     4,490       5,294
                                                      ------      ------
                                                      $  665      $2,076
                                                      ======      ======

       The $665,000 and $2,076,000 net differences are included in the accompanying balance sheets under the following captions:

                                                         December 31,
                                                       ----------------
                                                       1998        1997
                                                      ------      ------
                                                    (Amounts in thousands)

              Cost and estimated earnings in
              excess of billings on long-term         $  665      $2,209
              contracts

              Billings in excess of costs and
              estimated earnings on long-term
              contracts                                  -          (133)
                                                      ------      ------
                                                      $  665      $2,076
                                                      ======      ======

  F.  Inventories

       Inventories consist of the following:

                                                       December 31,
                                                     ----------------
                                                     1998        1997
                                                    ------      ------
                                                  (Amounts in thousands)
            Finished product                        $  630      $1,413
            Work in progress                         1,458       2,723
            Raw material and purchased parts         4,058       2,474
                                                    ------      ------
                                                    $6,146      $6,610
                                                    ======      ======


       Replacement   cost   exceeds   financial  accounting  LIFO  cost  by
  approximately  $1,938,000  and  $3,204,000 at December 31, 1998 and 1997,
  respectively.

  G.  Property, Plant and Equipment

       Property, plant and equipment consists of:

                                         Range of          December 31,
                                     Estimated Useful    1998       1997
                                          Lives         ------   -------
                                     ---------------- (Amounts in thousands)
          Land                              N/A         $  477   $   477
          Building and improvements     15-40 years      1,867       953
          Machinery and equipment        5-18 years      1,001       155
          Furniture and fixtures         3-10 years      3,227     1,903
          Leasehold improvements         8-20 years        295       742
                                                        ------    ------
                                                         6,867     4,230
          Less: accumulated
          depreciation and amortization                  4,267     1,821
                                                        ------    ------
                                                        $2,600   $ 2,409
                                                        ======    ======

  H.  Other Assets

       Other assets consist of:

                                                           December 31,
                                                         1998       1997
                                                        -----      -----
                                                       (Amounts in thousands)
           Goodwill, net of amortization of $133 and
             $120,  respectively                       $  251     $  264
           Patents, net of amortization of $282 and
             $277,  respectively                           62         66
           Intangible pension asset                       166        386
           Banknote and securities technology
             intangible asset                             752        967
           Other                                           70        116
                                                        -----      -----
                                                       $1,301     $1,799
                                                        =====      =====

  I.  Other Current Liabilities

       Other current liabilities consist of:

                                                         December 31,
                                                       1998        1997
                                                       -----       -----
                                                    (Amounts in thousands)
                Salaries and wages                    $  190      $  552
                Taxes other than income taxes            760         913
                Employee benefits                        827       1,200
                Accrued interest                         406       1,182
                Contract reserves                        533       1,988
                Warranty reserve                         544         332
                Other accrued expenses                   445         155
                                                       -----       -----
                                                      $3,705      $6,322
                                                       =====       =====

  J.  Long-Term Debt

       Long-term debt consists of the following:

                                                          December 31,
                                                        1998        1997
                                                       -----       ------
                                                     (Amounts in thousands)
        Senior subordinated notes, interest at
           10.5% (Net of unamortized origination
           fees of $63) - paid in 1998                 $  --      $16,434
        Paul I. Stevens, interest at prime rate
           plus 2%                                      2,950         --
        Notes payable to banks, interest at prime
           rate plus 1.25% at December 31, 1998
           (Net of unamortized origination fees of
           $88 and $53)                                 2,291      11,222
        Other                                              18          77
                                                        -----      ------
                                                        5,259      27,733
        Less: current portion                              15      27,678
                                                        -----      ------
                                                       $5,244     $    55
                                                        =====      ======

       The interest rate on direct borrowings under the Company's Bank Credit Facility at December 31, 1998 is at the lender's prime rate (8.0%) plus 1.25% (or 9.25%). Under its credit facility, the Company may borrow up to $7.5 million in the form of direct borrowings and letters of credit. As of December 31, 1998 there was $2.38 million in direct borrowings and $0 in standby letters of credit outstanding under the credit facility. At December 31, 1997, $11.2 million of the Company's borrowings were at the lender's prime rate of interest (8.50%) plus 2%.

       On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company paid off principal amounts due its senior secured bank lender and its secured senior subordinated noteholders, aggregating approximately $19.5 million. Repayment of the secured senior subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million.

       Under its credit facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $7.5 million in the form of direct borrowings and letters of credit. As of December 31, 1998 there were $2.38 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with no additional availability for such borrowings.

       The Company's Bank Credit Facility has first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens loans aggregating $4.6 million at December 31, 1998 have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, the remaining $0.5 million escrow holdback on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. The Company was paid $500,000 of the Zerand escrow holdback funds net of amounts owed to the purchaser on November 6, 1998. Because these holdback funds collateralize certain P. I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company.

       Interest on the bank credit facility is 1.25% over prime with a two-year maturity on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2.38 million on December 31, 1998. The Company paid in full a $4.0 million bank Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loans from Paul I. Stevens are due June 30, 2000 and bear interest at rates that vary up to 2% over bank prime.

       The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

       Principal maturities of the outstanding long-term debt at December 31, 1998, are as follows (Amounts in thousands):

       Year ending December 31, 1999. . .. . . . . . . . .   $   15
            2000 . . . . . . . . . . . . . . . . . . . . .    5,317
                                                              -----
                                                              5,332
       Less unamortized loan origination fees. . . . . . .       88
                                                              -----
                                                             $5,244
                                                              =====

       Through   December  31,  1998,  the  Company's  Chairman  and  Chief
  Executive Officer has loaned the Company $1.6 million for its short-term cash requirements.

  K.  Income Taxes

       The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 1998, the Company had the following losses and credits available for carryforward for federal income tax purposes:

  Net operating loss - expiring in 2011 and 2012 . . . . $10,582,000
          General business credit -- expiring in
           2005, 2009 and 2010 . . . . . . . . . . . . . $ 1,552,000
          Minimum tax credit -- not subject to
           expiration  . . . . . . . . . . . . . . . . . $   832,000

       During 1998, the Company recognized income from cancellation of indebtedness of $11,221,000. Pursuant to Internal Revenue Code Section 108, this amount is not includible in taxable income; however, it does reduce the Company's net operating loss carryforward as of January 1, 1999. The $10,582,000 net operating loss carryforward described above has been reduced for the impact of the 1998 cancellation of indebtedness transaction.

       Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

       The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:

                                                          December 31,
                                                        1998        1997
                                                       ------     -------
                                                     (Amounts in thousands)
    Deferred tax liabilities:
    Difference between book and tax basis of
      property                                        $(1,055)   $    656
    Difference between book and tax basis of
      intangibles                                          (1)         (1)
    Excess of tax over book pension cost                  380          41
    Differences between book and tax LIFO inventory
      reserves                                          1,916       2,722
    Other                                                 (91)        (79)
                                                        -----       -----
                                                        1,149       3,339
                                                        -----       -----
    Deferred tax assets:
    Difference between book and tax basis of pension
      liability                                           557         557
    Reserves not currently deductible                   3,626       4,401
    Net operating loss, credit and other
      carryforwards                                     5,993      11,453
                                                        -----       -----
                                                       10,176      16,411
    Valuation allowance                                (9,027)    (13,072)
                                                        -----       -----
                                                        1,149       3,339
                                                        =====       =====
    Net deferred tax liability                        $   -0-     $   -0-
                                                        =====       =====

       The provisions for income taxes consists of the following:

                                                         Year Ended
                                                        December 31,
                                                   1998     1997     1996
                                                   ----     ----    ------
                                                   (Amounts in thousands)
    Current provision (benefit) for income taxes  $  75    $(213)  $(2,464)
    Deferred provision (benefit) for income taxes    --       --    (4,536)
                                                   ----     ----    ------
                                                  $  75    $(213)  $(7,000)
                                                   ====     ====    ======


       The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                    December 31,
                                             1998      1997       1996
                                            ------    ------     -------
                                              (Amounts in thousands)
          Tax expense (benefit), at
            statutory rate                 $ 2,642   $(6,732)   $(14,015)
          Goodwill expense, not deductible
            for tax purposes                 1,483        73       1,576
          Other, net                            (5)     (258)       (357)
          State and local taxes                --       (213)       (359)
          Valuation allowance               (4,045)    6,917       6,155
                                            ------    ------     -------
          Actual tax expense (benefit)     $    75   $  (213)   $ (7,000)
                                            ======    ======     =======

  L.  Commitments and Contingencies

       The Company leases equipment and office facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $246,000, $293,000, and $865,000, respectively.

       The  following  is a schedule by year of minimum rental payments due
  under  non-cancelable  leases   with  initial  or remaining minimum lease
  terms in excess of one year as of December 31, 1998:


                                                  Operating
                                                  ---------
                                            (Amounts in thousands)

               Year ending December 31, 1999         $118
                    2000                              117
                    2001                              116
                    2002                              113
                    2003 and thereafter               111
                                                      ---
                Total minimum lease payments         $575
                                                      ===

       At December 31, 1998, the Company had no capital equipment leases and no outstanding capital expenditure purchase commitments.

       The Company is contingently liable for approximately $0.2 million at December 31, 1998, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position, cash flows or results of operations of the Company as a result of these agreements is remote.

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

  M.  Employee Benefit Plan

       Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($10,000 in 1998 and $9,500 in 1997) and a discretionary matching contribution by the Company for non-union employees. Company matching contributions were $-0- in 1998, 1997 and 1996.

       The Company also sponsors defined benefit pension plans covering its employees. The two plans provide for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Due to reductions of all employees covered under the union plan, the union plan experienced substantial disbursements during 1998, 1997 and 1996 for lump sum distributions upon participants termination of employment. The magnitude of these disbursements during 1996 reduced the funded liability of the plan at December 31, 1996 to a level which required a special liquidity shortfall contribution to the plan as of January 15, 1997 of approximately $600,000. The Company did not make this special liquidity shortfall contribution which has, by Federal law, resulted in suspension of lump sum payments to plan participants and has subjected the Company to a 10% excise tax penalty on January 15, 1997 and further penalties if steps are not taken to remedy the shortfall. The shortfall on the union plan was remedied in 1997 as a result of the suspension of lump sum payments. The gains experienced on plan assets in 1997 were also part of the remedy. Similar shortfall issues remain in 1998 because of the magnitude of the layoffs of personnel in 1997 and 1998. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. Pension expense was $395,000 in 1998, $145,000 in 1997, and $1,183,000 in 1996.

       Beginning January 1, 1989, the Company was required to recognize a liability in the amount of the Company's unfunded accumulated benefit obligation, with an equal amount to be recognized as either an intangible asset or a reduction of equity, net of applicable deferred income taxes. Based upon actuarial and plan asset information as of December 31, 1998, the Company has recorded a pension liability of $4.0 million and a corresponding intangible asset of $0.16 million, and a reduction of equity of $3.1 million. Benefits under the salaried retirement plan were frozen as of April 30, 1997, which eliminated future benefit accruals for participants in the salaried retirement plan. The impact of this plan amendment was to reduce pension expense by $360,000 in 1997.

       The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 1998 and 1997.

                   Status of Plans

                                            1998          1997
                                            -----         -----
                                          (Amounts in thousands)
     Actuarial present value of benefit
     obligations:
       Vested                              $6,662        $5,371
       Non-vested                             --            511
                                            -----         -----
     Accumulated benefit obligation        $6,662        $5,882
                                            =====         =====

     Plan assets at fair value             $2,637        $2,463
     Projected benefit obligation           6,662         5,882
                                            -----         -----
     Projected benefit obligation in
       excess of plan assets                4,025         3,419
     Unrecognized prior service cost         (358)         (386)
     Unrecognized net gain (loss)          (3,279)       (2,245)
     Adjustment required to recognize
       minimum liability.                   3,637         2,631
                                            -----         -----
     Pension liability recognized in
       balance sheet                       $4,025        $3,419
                                            =====         =====

       Net periodic pension cost was composed of the following elements:

                                                   December 31,
                                            1998      1997       1996
                                            ----      ----      -----
                                             (Amounts in thousands)
       Service cost                        $  37     $ 268     $  605
       Interest cost                         408       420        624
       Prior service cost adjustment          45       --          90
       Curtailment Gain                      --       (360)       --
       Actual return on plan assets:
          Loss (gain)                       (239)     (175)      (284)
       Net amortization and deferral         144        (8)       148
                                            ----      ----      -----
          Net periodic pension cost        $ 395     $ 145     $1,183
                                            ====      ====      =====

                                                  December 31,
                                              1998   1997    1996
                                              ----   ----    ----
       Major assumptions used:
          Discount rate                        6.5%   6.5%    7.5%
          Expected long-term rate of return
            on assets                          8.5%   8.5%    8.5%
          Rate of increase in compensation
            levels                             0.0%   0.0%    0.0%

       The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregated $-0- in 1998 and 1997 and $10,000 in 1996.

       In addition to providing certain retirement benefits, the Company has insurance coverage available for certain health care and life insurance benefits for retired personnel on a fully reimbursable basis. Since the cost of these programs is paid for by retired employees, no expenses are recorded in accordance with guidelines in Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions."

  N.  Related Party Transactions

       The Company and Xytec, a subsidiary of Stevens Industries, Inc. one of the principal shareholders of the Company, entered into an agreement during 1994 for Xytec to provide software and computer related services and equipment as a subcontractor on a major contract. During 1998, 1997 and 1996, the Company paid approximately $856,000, $594,000, and $671,000, respectively, to Xytec on this contract.

       Two company directors and officers were partners in a venture that leased office facilities to the Company through September 30, 1998. Amounts paid to the partnership as rent and maintenance were approximately $84,000 in 1998, and $111,000 in 1997 and 1996.

       Through December 31, 1998, Paul I. Stevens, the Company's Chairman and Chief Executive Officer has loaned the Company $1.6 million for its short-term cash requirements and $2.95 million on a long-term arrangement. (See Note J of Notes to Financial Statement.) As of December 31, 1998, this amount has not been repaid.

  O.  Research and Development, Sales to Major Customers and Foreign Sales

       For the years ended December 31, 1998, 1997, and 1996, the Company incurred gross company funded research and development expenses of approximately $172,000, $44,000, and $624,000, respectively.

       Net sales to customers outside of the United States in 1998, 1997, and 1996 were approximately $7,851,000, $8,796,000, and $22,659,000, respectively.

       Shipments to one customer in 1998, Field Packaging Co. LLP and one customer in 1997, Universal Packaging Company, exceeded 10% of total sales. In 1996 no single customer accounted for more than 10% of total sales in one year. The Company has no foreign exchange contracts.

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

       Options to purchase shares of common stock have also been granted to directors and others who are not eligible to participate in the 1987 employee plan. A summary of stock option activity for the last three years follows:

                                             Series A    Weighted Average
                                           Stock Option  Exercise Price
                                              -------        -----
             Stock Option Plan:
             Balance at January 1, 1996       762,900        $5.72
             Cancelled                       (210,000)        6.00
                                              -------        -----
             Balance at December 31, 1996     552,900        $5.63
             Granted                          345,000         1.50
             Cancelled                       (502,900)        5.33
                                              -------        -----
             Balance at December 31, 1997     395,000        $2.18
             Granted                          285,000         1.50
             Exercised                        (14,100)        1.50
             Cancelled                        (70,900)        5.27
                                              -------        -----
             Balance at December 31, 1998     595,000        $1.50
                                              =======        =====

                                             Series A    Weighted Average
                                           Stock Option  Exercise Price
                                              -------        -----
         Directors and Others:
         Balance at January 1, 1996           109,500        $5.98
         Granted                               25,000         2.62
         Cancelled                            (20,000)        6.51
                                              -------        -----
         Balance at December 31, 1996         114,500         5.15
         Granted                               35,000         1.50
         Cancelled                            (39,500)        5.22
         Balance at December 31, 1997         110,000        $3.97
                                              -------        -----
         Granted                               25,000         2.25
                                              -------        -----
         Balance at December 31, 1998         135,000        $3.65
                                              =======        =====

  Stock Options outstanding as of December 31, 1998 are as follows:

                      Options Outstanding       Options Exercisable
                      -------------------   ---------------------------

                                Weighted    Weighted           Weighted
                                Average     Average            Average
    Range of                    Years to    Exercise           Exercise
    Exercise Prices    Number  Expiration     Price   Number    Price
     ------------      -------   ----         ----   -------     ----
    $1.50              595,000   3.35        $1.50   595,000    $1.50
    $5.50 - $7.19       50,000   6.30        $3.65   135,000    $3.65
    $1.50 - $3.00       85,000   6.30
                       -------                       -------
    $1.50 - $7.19      730,000                       730,000
                       =======                       =======

       The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan, as described above, the Company's net income would have been reduced by $0.3 million in 1998, $0.3 million in 1997, and $0.01 million in 1996. Earnings per share would have been reduced by $0.03 per share in 1998, $0.03 per share in 1997, and $0.00 in 1996.

       Weighted average grant-date fair value of options in 1998 $(1.05), 1997 $(0.83) and 1996 $(0.93) were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                        1998      1997       1996
                                        ----      ----       ----
           Expected volatility           60%       60%       89.7%
           Expected dividend yield        0         0           0
           Expected option term       5 years   5 years    5 years
           Risk-free rate of return     5.5%      7.5%        4.8%

  Q.  Quarterly Results (Unaudited)

       The following table summarizes results for each of the four quarters for the years ended December 31, 1998 and 1997. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                                     Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                   ------     -------     -------   --------
                                 (Amounts in thousands except per share data)
1998:
  Net sales                       $ 9,697     $ 5,343    $ 2,737   $  4,430
  Operating income (loss)         $   557     $(1,813)   $  (987)  $ (1,379)
  Extraordinary item                  --      $11,221        --         --
  Net income (loss)               $ ( 416)    $11,556    $(1,785)  $ (1,584)
  Net (loss) per common share -
    basic                         $ (0.04)    $  1.22    $ (0.19)  $  (0.17)
  Net (loss) per common share -
   diluted                        $ (0.04)    $  1.13    $ (0.19)  $  (0.17)
1997:
  Net sales                       $ 8,780     $ 7,311    $ 8,157   $ 10,903
  Operating  (loss)               $(1,956)    $(2,418)   $  (956)  $( 9,714)
  Net (loss)                      $(2,999)    $(3,405)   $(1,956)  $(10,867)
  Basic and diluted net (loss)
   per share                      $ (0.32)    $ (0.36)   $ (0.20)  $  (1.15)


       The Company attributes the operating and net loss for the fourth quarter of 1998 to (1) a continuing decline in orders ($3.0 million versus $20.3 million for the last six months of 1998 and 1997, respectively); (2) a non-cash charge for loss on impairment of asset values of $0.57 million and (3) unabsorbed overhead costs due to the low shipment volume in the quarter.

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

   R.  Business Segment Data (Amounts in 000's)

        (a) Effective March 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which changes the way the Company reports information about its operating segments.

        The Company has three business segments: Banknote Inspection, Printing & Packaging Equipment (web-fed printing presses and related parts and service), French Repair & Service Company (repair, moving and servicing presses in Europe), and Zerand Platen Cutter Equipment (cutter-creaser equipment for packaging-sold in 1998).

                                 Total  Revenue    Deprec . Income (loss)  Unusual
                                Assets             & Amort.   From Oper.   Items
                                -------  ------    -------      ------     ------
   Segments in 1998
   ----------------
   Banknote Inspection,
    Printing & Packaging
    Equipment                  $ 12,920 $13,590   $    807     $(4,453)   $(1,973) (1)

   French Repair & Service
    Company                       1,731   4,312         33         133          0

   Zerand Platen Cutter
    Equipment - Sold                  0   4,305         94         698      3,600  (2)
                                 ------------------------------------------------
       Totals                    14,651  22,207        934      (3,622)     1,627

   Segments in 1997
   ----------------
   Banknote Inspection,
    Printing & Packaging
    Equipment                    15,153  18,965      2,775     (17,220)    (6,347) (3)

   French Repair & Service
    Company                       1,928   4,592         38         371         0

   Zerand Platen Cutter
    Equipment                    14,809  11,594        537       1,805         0
                                 ------------------------------------------------
   Totals                        31,890  35,151      3,350     (15,044)    (6,347)

   Segments in 1996
   ----------------
   Banknote Inspection,
   Printing & Packaging
    Equipment                    32,497  21,433      1,831     (35,814)   (26,600)(4)

   French Repair & Service
    Company                       2,033   6,093         19         910          0

   Zerand Platen Cutter
    Equipment                    20,391  20,294        582      (1,644)         0

   Bernal Rotary Cutter
    Equipment                    22,496  17,839      1,756         707          0
                                 ------------------------------------------------
   Totals                        77,417  65,659      4,188     (35,841)   (26,600)

  Notes:    (1) Represents Loss on Impairment of Asset Values - (-$573) and
                Loss on Sale of Hamilton Machining Center (-$1,400).

            (2) Represents Gain on Sale of Zerand Division Assets ($3,600).

            (3) Represents Loss on Impairment of Asset Values at  Hamilton,
                Ohio Facilities (-$6,347).

            (4) Represents   Restructuring   Charges   (-$1,300);   Product
                Development Costs (-$15,100); Warranty Costs (-$5,500); Provision for Bad Debts (-$4,000), and Lasker Warrants Expense (-$700).

       (b)   Sales by geographic area were as follows:

                                     Year ended December 31,
                                      1998       1997      1996
                                    -------    -------    -------
              United States       $  14,355  $  24,132  $  39,376

              Europe                  6,178      6,714     12,873

              Asia                      898      3,200     11,307

              Other                     776      1,105      2,103
                                    -------    -------    -------
              Total revenues      $  22,207  $  35,151  $  65,659
                                    =======    =======    =======


  S.  Financial Instruments, Market and Credit Risk

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

       Concentration of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 1998, the Company had no significant concentrations of credit risk.

       The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 are as follows:

                                               Carrying Amount  Fair Value
                                               ---------------  ----------
                                                  (Amounts in thousands)

         Cash and temporary investments               $164          $164
         Performance bond deposits                    -0-           -0-
         Long-term debt                             $5,244        $5,244

         Off-Balance Sheet Financial
         Instruments:
           Letters of credit                          $-0-         $-0-

  T. Accumulated Other Comprehenaive Income

                                                   Minimum       Accumulated
                                    Foreign        Pension          Other
                                    Currency      Liability     Comprehensive
     (Amounts in 000's)              Items       Adjustments        Income
                                    -------        ------          ------
     Balance January 1, 1996       $    359       $(1,036)        $  (677)

     Current period change             (526)         (430)           (956)
                                    -------        ------          ------
     Balance December 31, 1996         (167)       (1,466)         (1,633)

     Current period change             (602)         (779)         (1,381)
                                    -------        ------          ------
     Balance December 31 1997          (769)       (2,245)         (3,014)

     Current period change             (295)         (841)         (1,136)
                                    -------        ------          ------
     Balance December 31, 1998     $ (1,064)      $(3,086)        $(4,150)
                                    =======        ======          ======

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       (a)On May 21, 1998, Stevens International, Inc. (the "Company") dismissed Deloitte & Touche LLP ("Deloitte & Touche") as its principal independent accountants. The decision to dismiss Deloitte & Touche was approved by the Company's Board of Directors as well as the Audit Committee of the Board of Directors. Deloitte & Touche's report on the Company's financial statements for each of the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion. However, such reports were qualified or modified as to uncertainties involving factors raising substantial doubt about the Company's ability to continue as a going concern. There were no adjustments in the consolidated financial statements that might result from the outcome of this uncertainty.

          During the Company's past two fiscal years and the periods following December 31, 1997, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Deloitte & Touche would have caused it to make reference to the subject matter(s) of the disagreement(s) in connection with its reports.

          A  letter  from  Deloitte  &  Touche  confirming   the statements
  contained in this Item 9(a) was filed as an exhibit to Form 8-K filed on May 29, 1998.

       (b)On May 21, 1998, the Company retained Grant Thornton LLP to serve as the Company's principal independent accountants. During the Company's past two fiscal years and the periods following December 31, 1997, the Company did not consult Grant Thornton LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                   PART III

  Item 10.   Directors and Executive Officers of the Registrant.

       The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1999 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

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

       (b)   Reports on Form 8-K:

          No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1998 fiscal year.

       (c)   Exhibits:

  Exhibit        Number Description of Exhibit
  -------        -----------------------------
     3.1         Second  Amended  and Restated Certificate of Incorporation
                 of the Company.(1)
     3.2         Bylaws of the Company, as amended. (2)
     4.1         Specimen of Series A Common Stock Certificate. (3)
     4.2         Specimen of Series B Common Stock Certificate. (4)
    10.1         Seventh  Amendment  to Credit Agreement dated December 31,
                 1997 by  and between  the Bank of America Texas, N.A., the
                 Company,  PMC   Liquidation,   Inc.,   and   Printing  and
                 Packaging Equipment Finance Corporation.(5)
    10.2         Eighth   Amendment  to  Credit Agreement dated January 23,
                 1998 by and  between  the Bank of America Texas, N.A., the
                 Company, PMC Liquidation, Inc., and Printing and Packaging
                 Equipment Finance Corporation.(5)
    10.3         Ninth Amendment to Credit Agreement dated February 6, 1998
                 by  and   between   the  Bank  of America Texas, N.A., the
                 Company, PMC Liquidation, Inc., and Printing and Packaging
                 Equipment Finance Corporation.(5)
    10.4         Amendment  to  Credit Agreement dated February 28, 1998 by and between the Bank of America Texas,  N.A., the Company,
                 PMC  Liquidation,  Inc.,   and   Printing   and  Packaging
                 Equipment Finance Corporation.(5)
    10.5         Eleventh  Amendment  to  Credit  Agreement dated March 31,
                 1998 by and  between  the Bank of America Texas, N.A., the
                 Company, PMC Liquidation, Inc., and Printing and Packaging
                 Equipment Finance Corporation.(5)
    10.6         Twelfth Amendment to Credit Agreement dated April 16, 1998 by and between Bank of America  Texas,  N.A., the Company,
                 PMC  Liquidation,  Inc.,   and  Printing   and   Packaging
                 Equipment Finance Corporation.(5)
    10.7         Loan  Agreement  dated  June 30, 1998 by and between Wells
                 Fargo Bank, National Association and the Company. (6)
    10.8         Loan Agreement dated  June  30,  1998  by and between Paul
                 I. Stevens and the Company.(6)
    10.9         Standard Deposit Receipt and Real Estate Purchase Contract
                 dated June 30, 1998  by  and  between  the Company, J.J.L.
                 Holdings Company Ltd. And M.B.A. Holdings Company, Ltd.(7)
    10.10        Standard  Form Asset Purchase Contract dated June 30, 1998 by  and  between the Company, J.J.L. Holdings Company Ltd.
                 And M.B.A. Holdings Company, Ltd.(7)
    10.11        Asset  Contract  to Purchase  Real  Estate  dated February
                 8,  1999  by   and  between  the  Company  and  Production
                 Manufacturing, Inc. (*)
    21           Subsidiaries of the Company. (*)
    23.1         Consent of Grant Thornton LLP. (*)
    23.2         Consent of Deloitte & Touche LLP. (*)
    27.1         Financial Data Schedule. (*)
  ________
  *    Filed herewith.
  (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
  (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.

  (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
  (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
  (5) Previously filed as an exhibit to the Company's report on Form 10-Q filed for the period ended March 31, 1998 and incorporated herein by reference.
  (6) Previously filed as an exhibit to the Company's report on Form 10-Q filed for the period ended June 30, 1998 and incorporated herein by reference.
  (7) Previously filed as an exhibit to the Company's report on Form 8-K/A filed September 18, 1998 and incorporated herein by reference.

                                  SIGNATURES

  Pursuant  to  the  requirements  of Section 13 or 15(d) of the Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                           STEVENS INTERNATIONAL, INC.

                           By: /s/ PAUL I. STEVENS

                                Paul I. Stevens
                                Chairman of the Board,
                                Chief Executive Officer, and
                                Acting Chief Financial Officer

  Date:    March 26, 1999

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                  Title                     Date

      /s/   PAUL I. STEVENS       Chairman of the Board and   March 26, 1999
            Paul I. Stevens       Chief Executive Officer


      /s/   RICHARD I. STEVENS    President, Chief Operating  March 26, 1999
            Richard I. Stevens    Officer and Director


      /s/ CONSTANCE I. STEVENS Vice President, Secretary March 26, 1999 Constance I. Stevens and Director

      /s/   JAMES D. CAVANAUGH    Director                    March 26, 1999
            James D. Cavanaugh

      /s/   MICHEL A. DESTRESSE   Director                    March 26, 1999
            Michel A. Destresse

      /s/   EDGAR H. SCHOLLMAIER  Director                    March 26, 1999
            Edgar H. Schollmaier

                                                                  SCHEDULE II
                             STEVENS INTERNATIONAL, INC.

                          VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at     Charged to   Charged to                      Balance at
                                 Beginning of    Costs and      Other                           End of
                                     Period      Expenses      Accounts       Deductions        Period
                                     ------      --------      --------       ----------        ------
Year Ended December 31, 1998
  Allowance for doubtful accounts  $  374,000   $  194,000   $    23,000     $  (62,000)(1)   $  529,000
Year Ended December 31, 1997
  Allowance for doubtful accounts  $4,225,000   $ (305,000)  $(2,849,000)(2) $ (697,000)(1)   $  374,000
Year Ended December 31, 1996
  Allowance for doubtful accounts  $  655,000   $4,043,000   $  (181,000)    $ (292,000)      $4,225,000

  _____________

  (1)   Write off of uncollectible accounts.
  (2) Reclassification of allowance for doubtful accounts to "assets held for sale".



                              INDEX TO EXHIBITS

                                                              Sequentially
                                                                Numbered
          Exhibit   Number Description of Exhibit                 Pages
          -------   -----------------------------                 -----

            3.1     Second Amended and Restated Certificate of
                    Incorporation of the Company.(1)
            3.2     Bylaws of the Company, as amended.(2)
            4.1     Specimen of Series A Common Stock
                    Certificate.(3)
            4.2     Specimen of Series B Common Stock
                    Certificate.(4)
           10.11    Asset Contract to Purchase Real Estate dated
                    February 8, 1999 by and between the Company
                    and Production Manufacturing, Inc. (*)
           21.      Subsidiaries of the Company. (*)                48
           23.1     Consent of Grant Thornton LLP.(*)               49
           23.2     Consent of Deloitte & Touche LLP.(*)            50
           27.1     Financial Data Schedule.(*)                     51


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



