Form 10-Q
period 1999-03-31
STEVENS INTERNATIONAL INC
filed 1999-05-13
CIK 817644

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q

  (Mark One)
   XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended             March 31, 1999
                                      or
   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to _____________

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class                   Outstanding at May 6, 1999
  Series A Stock, $0.10 Par Value                        7,443,174
  Series B Stock, $0.10 Par Value                        2,058,959

                              TABLE OF CONTENTS


  Part I.   FINANCIAL INFORMATION                              PAGE NUMBER

     Item 1. Financial Statements

              Consolidated Condensed Balance Sheets                 3
              December 31, 1998 and March 31, 1999
              (unaudited)

              Consolidated Condensed Statements of Operations       4
              Three months ended March 31, 1999 and 1998
               (unaudited)

              Consolidated Condensed Statements of                  5
              Stockholders' Equity December 31, 1998 and
              Three months ended March 31, 1999  (unaudited)

              Consolidated Condensed Statements of Cash Flows       6
              Three months ended March 31, 1999 and 1998
              (unaudited)

              Notes to Consolidated Condensed Financial             7
              Statements (unaudited)

     Item 2.  Management's Discussion and Analysis of               9
              Financial Condition and Results of Operations


  Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                    13

     Item 6.  Exhibits and Reports on Form 8-K                     13

                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                            March 31, 1999   December 31, 1998
                                            --------------   -----------------
                                              (unaudited)
   ASSETS
   Current assets:
     Cash                                        $    25           $   164
     Trade accounts receivable, less
      allowance for losses of $509 and
      $138 in 1999 and 1998, respectively          1,444             1,711
     Costs and estimated earnings in excess
      of billings on long term contracts             686               665
     Inventory (Note 3).                           5,784             6,146
     Other current assets                            890             1,076
     Assets held for sale  (Note 6)                  988               988
                                                  ------            ------
            Total current assets                   9,817            10,750
   Property, plant and equipment                   2,454             2,600
   Other assets, net                               1,435             1,301
                                                  ------            ------
                                                 $13,706           $14,651
                                                  ======            ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable                      $ 2,174           $ 3,035
     Billings in excess of costs and
      estimated earnings on long-term contracts       --                --
     Other current liabilities                     3,205             3,780
     Customer deposits                               476               310
     Advances from stockholder                     1,700             1,645
     Current portion of long-term debt (Note 4)       13                15
                                                  ------            ------
            Total current liabilities              7,568             8,785
   Long-term debt                                  2,676             2,294
   Note payable - stockholder                      2,950             2,950
   Accrued pension costs                           3,577             3,577
   Commitments and contingencies                      --                --
   Stockholders' equity:
     Preferred stock, $0.10 par value,
      2,000,000 shares authorized, none
      issued and outstanding                          --                --
     Series A common stock, $0.10 par
      value, 20,000,000 shares authorized,
      7,443,000 and 7,418,000 shares
      issued and outstanding at March 31, 1999
      and December 31, 1998, respectively            743               741
     Series B common stock, $0.10 par value,
      6,000,000 shares authorized, 2,060,000
      and 2,085,000 shares issued and
      outstanding at March 31, 1999 and
      December 31, 1998, respectively                207               209
     Additional paid-in-capital                   39,961            39,961
     Accumulated other comprehensive (loss)       (4,303)           (4,150)
     Retained (deficit)                          (39,673)          (39,716)
                                                  ------            ------
            Total stockholders' equity (deficit)  (3,065)           (2,955)
                                                  ------            ------
                                                 $13,706           $14,651
                                                  ======            ======

     See notes to consolidated condensed financial statements.

             STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)
            (Amounts in thousands, except per share data)




                                                 Three Months Ended March 31,
                                                        1999        1998
                                                       ------      ------
   Net sales                                          $ 3,314     $ 9,697
   Cost of sales                                       (1,911)     (6,912)
                                                       ------      ------
   Gross profit                                         1,403       2,785
   Selling, general and administrative expenses        (1,133)     (2,228)
                                                       ------      ------
   Operating income (loss)                                270         557
   Other income (expense):
     Interest expense                                    (176)       (825)
     Other, net                                           (48)       (148)
                                                       ------      ------
                                                         (224)       (973)
                                                       ------      ------
   Income (loss) before income taxes                       46        (416)
   Income tax (expense)  (Note 7)                          (3)         --
                                                       ------      ------
   Net income (loss)                                  $    43     $  (416)
                                                       ======      ======
   Net income (loss) per common share - basic         $ 0.005     $ (0.04)
                                                       ======      ======
   Net loss per common share - diluted                $ 0.005     $ (0.04)
                                                       ======      ======
   Weighted average number of shares of common
    and common stock equivalents outstanding
    during the periods - basic                          9,492       9,488
                                                       ======      ======
   Weighted average number of shares of common
    and common stock equivalents outstanding
    during the periods - diluted                        9,492       9,488
                                                       ======      ======

          See notes to consolidated condensed financial statements.




                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                            (Amounts in thousands)



                                                                                      Accumulated
                                                              Additional                 Other
                               Series A Stock  Series B Stock   Paid-In    Retained  Comprehensive
                               Shares  Amount  Shares  Amount   Capital    (Deficit)      Loss       Total
                                -----   ----    -----   ----     ------     -------      ------     ------
  Balance, January 1, 1999      7,418   $741    2,085   $209    $39,961    $(39,716)    $(4,150)   $(2,955)
   Net income                      --     --       --     --         --          43          --         43
   Foreign currency
    translation adjustment         --     --       --     --         --          --        (153)      (153)
   Excess pension liability
     adjustment                    --     --       --     --         --          --          --         --
                                                                                                    ------
   Comprehensive loss                                                                                 (110)
                                                                                                    ------
   Conversion of Series B
    stock to Series A stock        25      2      (25)     2         --          --         --          --
                                -----   ----    -----   ----     ------     -------      ------     ------
  Balance, March 31, 1999       7,443   $743    2,060   $207    $39,961    $(39,673)    $(4,303)   $(3,065)
                                =====   ====    =====   ====     ======     =======      ======     ======


                      See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (Amounts in thousands)
                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                     1999           1998
                                                     -----         ------
   Cash provided by operations:
     Net income (loss)                              $   43        $ ( 416)
     Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                   215            453
       Other                                          (152)          (217)
       Changes in operating assets and liabilities:
         Trade accounts receivable                     267          1,544
         Contract costs in excess of billings          (21)        (1,356)
         Inventory                                     362            110
         Other assets                                  (31)         1,191
         Trade accounts payable                       (861)           193
         Other liabilities                            (408)          (683)
                                                     -----         ------
   Total cash (used in) provided by
    operating activities                              (586)           819
                                                     -----         ------
   Cash provided by (used in) investing activities:
     Additions to property, plant and equipment        (10)          (160)
     Decreases to property, plant and equipment         24             --
                                                     -----         ------
   Total cash provided by (used in)
    investing activities                                14           (160)
                                                     -----         ------
   Cash provided by (used in) financing activities:
     Net proceeds from (repayments of) long-
      term debt                                        433           (171)
                                                     -----         ------
   Total cash provided by (used in)
    financing activities                               433           (171)
                                                     -----         ------
   Increase (decrease) in cash and temporary
    investments                                       (139)           488
   Cash and temporary investments at
    beginning of period                                164            211
                                                     -----         ------
   Cash and temporary investments at
    end ofperiod                                    $   25        $   699
                                                     =====         ======
   Supplemental disclosure of cash flow
   information:
       Cash paid during the period for:
       Interest                                     $   60        $   285
       Income taxes                                      5             --

         See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)



  1. The consolidated condensed balance sheet as of March 31, 1999, the consolidated condensed statement of stockholders' equity for the period ended March 31, 1999, the consolidated condensed statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998 have been made. The December 31, 1998 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1998 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

       The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1998 Form 10-K. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


  3.   Inventories consist of the following:

                                                 March 31,   December 31,
                                                   1999         1998
                                                  -------      -------
                                                  (Amounts in thousands)
                 Finished product                $  1,118     $    630
                 Work in progress                   1,180        1,458
                 Raw materials                      3,486        4,058
                                                  -------      -------
                                                 $  5,784     $  6,146
                                                  =======      =======

  4.   For a description of the status of the bank credit facility at March
       31, 1999, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

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

       In management's opinion, the Company has adequate legal defense and/or insurance coverage in respect to each of these legal actions and does not believe that such actions, if they occur either individually or in the aggregate, will materially affect the Company's operations or financial position. See "Legal Proceedings" herein and in the 1998 Form 10-K.

  6.   A description of the Company's divestitures in 1999 and 1998 follow:

       Proposed Sale of Hamilton Production Facility

       In  the second quarter of 1999, the Company anticipates that it will conclude  the  sale  of  the  real  property  at  its Hamilton, Ohio production facility for an aggregate consideration of $725,000.  The transaction  should result in no gain or loss since the property was written  down to its estimated ultimate realizable value at December
       31,  1998.    Proceeds  of  the  transaction   will be used to repay
       certain  expenses  of  the  sale, certain  property taxes  and repay a portion  of  the $2.5  million loan  from  Paul  I.  Stevens,  the
       Company's chairman and chief executive  officer, which was partially collateralized by a lien on this production facility.

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

       Sale of Assets of Zerand Division in April 1998

       On  April 27, 1998, the Company sold substantially all the assets of the  Zerand  division to Valumaco Incorporated, a new company formed for  the asset purchase.  In addition, Valumaco Incorporated assumed
       certain  liabilities  of  the  Zerand  division.    The  assets sold
       included  the  real  property,  platen die cutter systems, and other original  Zerand  products  such  as  delivery  equipment,  wide-web rotogravure  printing  systems, stack flexographic printing systems, unwind  and  butt splicer systems, and related spare parts, accounts payable,  and other assumed liabilities.  Excluded from the proposed transaction  were  the System 2000 flexographic printing systems and the  System 9000 narrow-web rotogravure printing systems produced at the  Zerand  division and related accounts receivable, inventory and
       engineering  drawings.    The  sale  price  was  approximately $13.7
       million,  which  consisted of cash proceeds of $10.1 million, a one-
       year $1 million escrow "holdback", and the purchaser's assumption of
       approximately   $2.6  million  of  certain  liabilities  of  Zerand,
       including the accounts payable.

       This transaction resulted in an approximate $10 million reduction of the Company's senior debt. The Company realized an approximate $3.6 million gain on the sale of Zerand assets in the second quarter of 1998.

  7.   The  Company's effective tax rate was 6.5% in 1999 and 0.0% in 1998.
       Due to accumulated losses, there were no recoverable income taxes for the three months ended March 31, 1998.

  8. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
       Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.


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

  Based  on  a  recent  assessment, the Company has determined that it will need to modify a significant portion of its software so that its computer system  will properly utilize data beyond December 31, 1999.  The Company is  working  on  its  Year 2000 modifications, and plans to complete such modifications  by the end of the second quarter of 1999 utilizing certain software  upgrades  and consultant and internal resources for all program
  changes.    The  Company  anticipates costs of $50,000 to $75,000 will be incurred  to  complete its Year 2000 program modifications.  There can be no  assurance  that  this  time frame will be achieved and actual results could  differ  materially  from these plans.  Specific factors that might cause  such  material  differences  include,  but are not limited to, the availability  and  cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.
  As  a  contingency,  the Company's consultant, who developed the software used  by  the  Company,  is  capable  of  backup  processing  on  its own compatible computer system that is already Year 2000 compliant.

  RESULTS OF OPERATIONS

  Comparison of Three Months Ended March 31, 1999 and 1998

  Sales    The  Company's  sales  for the three months ended March 31, 1999 decreased by $6.4 million (or 65.8%) compared to sales in the same period in  1998  due  primarily to decreases in packaging systems products ($2.8 million)  and  to  decreased  sales resulting from the sale of the Zerand division  in  April  1998, which contributed $3.6 million in sales in the first quarter of 1998.

  Gross Profit  The Company's gross profit for the three months ended March
  31, 1999 decreased by   $1.4 million compared to gross profit in the same
  period  in  1998  due  primarily  to decreased sales volume for packaging
  systems  net  of    reduced depreciation and product development costs in
  1999.   In addition, the Company evaluated its last-in first out ("LIFO")
  inventory reserve in conjunction with the sale of its production facility in  Ohio  including certain inventory, and other inventory usage in 1999.
  The financial impact of the decrement in the LIFO inventory for the three months  ended  March  31, 1998 was $0.27 million.  Accordingly, the gross profit for the three months was increased $0.27 million ($0.03 per share)
  and  the LIFO reserve was reduced $0.27 million.  Gross profit margin for
  1999  increased  to  42.3%  of sales as compared to 28.7% for 1998.  This increase  in  gross  profit  margin  in  1999 was due primarily to normal margins on standard products in 1999, the benefit of the reduction of the
  LIFO  reserve,  and an adjustment in the recording of revenues on the ACE project  due  to favorable exchange rates ($0.2 million) in 1999, as well as reduced depreciation charges due to assets sold in 1998.

  Selling,  General  and  Administrative  Expenses   The Company's selling,
  general, and administrative expenses decreased by $1.1 million (or 49.1%)
  for  the three months ended March 31, 1999 compared to the same period in
  1998  due  to continuing cost reduction efforts, and the 1998 sale of the
  Zerand  and  Hamilton Machining Center (HMC) divisions.  Selling, general and  administrative  expenses  for  the three months ended March 31, 1999 were  34.2% of sales compared to 23% of sales for the same period in 1998
  due  to  the large decrease in sales in 1999.   The reduction in expenses
  was not proportionate to the reduction in sales discussed above.

  Other Income (Expense)   The Company's interest expense decreased by $0.6
  million  for  the  three months ended March 31, 1999 compared to the same period in 1998 due to the reduced borrowing in 1999.  The approximate $20 million  in debt reduction since March 31, 1998 resulted from the sale of
  Zerand  and  HMC  and  the  June 30, 1998 debt restructuring discussed in
  "LIQUIDITY AND CAPITAL RESOURCES."

  TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 6.5% for the three months ended March 31, 1999, due to the alternative minimum tax imposed on corporations, and 0% for the three months ended March 31, 1998. Due to continuing losses in 1998, there were no recoverable tax benefits for the three months ended March 31, 1998.


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

  Historically,  the  Company has funded its capital requirements with cash provided  by  operating  activities,  borrowings under credit facilities, issuances  of long-term debt and the sale and private placement of common
  stock.    Net  cash  provided  by  (used in) operating activities (before working  capital requirement) was $0.1 million and $(0.2) million for the three  months  ended  March  31,  1999  and  1988, respectively.  Working capital  provided  (used) cash of $(0.7) million and $1.0 million for the three  months ended March 31, 1999 and 1998, respectively.  The Company's working  capital needs increase during periods of sales growth because of a  number of factors, including the duration of the manufacturing process and  the  relatively  large size of most orders.  During periods of sales decline  such  as  1999 and 1998, the Company's working capital generally provides  cash  as  receivables  are collected and inventory is utilized.
  However,  in 1999 the Company concentrated on reducing its trade payables and other liabilities.

  The Company's capital expenditures for the first quarter of 1999 and 1998 were $0.01 million and $0.16 million, respectively, and were used primarily for certain machinery and equipment modernization.

  On  June  30,  1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to reduce its
  debt.     Through  a  combination  of  new  secured  bank  borrowings  of approximately  $6 million, and loans from its Chairman, CEO and principal shareholder,  Paul I. Stevens, aggregating $4.5 million, the Company paid off  principal amounts due its senior secured bank lender and its secured senior subordinated noteholders, aggregating approximately $19.5 million.
  Repayment  of  the  secured  Senior  Subordinated  Notes  resulted  in an extraordinary gain on early extinguishment of debt of approximately $11.2 million in the second quarter of 1998.

  Under its credit facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $7.5 million in the form of direct borrowings and letters of credit. As of March 31, 1999 there were $2.67 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with no additional availability for such borrowings.

  The  Company's  bank credit facilities have first liens on certain assets of  the  Company,  principally  inventory,  accounts  receivable, and the
  Company's  Texas  real  estate.  Paul I. Stevens' loans aggregating $4.65 million  at  March  31,  1999  have  first liens on certain assets of the
  Company,  principally  certain  Ohio assets that are being held for sale, the  remaining  $0.5  million  escrow hold back on the sale of the Zerand division,  the  assets  of  a  foreign  subsidiary,  and certain accounts receivable  for new customer equipment.  The Company was paid $500,000 of the Zerand escrow hold back funds net of amounts owed to the purchaser on
  November  6,  1998.   Because these hold back funds collateralize certain
  Paul  I.  Stevens  advances,  the  $500,000 was paid to him to reduce his secured loans to the Company.

  Interest  on  the  bank  facility  is  1.25%  over  prime with a two-year maturity  on  the  revolving credit facility.  The amount borrowed on the revolving  credit  facility  was approximately $2.67 million on March 31,
  1999.    The Company paid in full a $4.0 million bank Bridge Loan on July
  28,  1998 from the sale of HMC and the major portion of its machinery and equipment  at its assembly facility in Hamilton, Ohio.  The secured loans from  Paul  I.  Stevens  are due June 30, 2000 and bear interest at rates that vary up to 2% over bank prime.

  The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

  The   Company's  pension  plans   have  1999  minimum   payments  due  of
  approximately $0.5 million payable on or before September 15, 1999.

  With  the  expected  May  1999  sale  of the Hamilton, Ohio manufacturing
  facility,  and   assuming  that  one   of  several  strategic   financial
  alternatives,  principally  the return of normalized order flow rates and the  additional  sale  of assets, among others presently being pursued by the  Company  is  consummated,  management  believes  that cash flow from operations  will  be  adequate  to fund its existing operations and repay scheduled indebtedness over the next 12 months.

  In  addition, the Company may incur, from time to time, additional short-
  and  long-term  bank  indebtedness (under its existing credit facility or otherwise)  and  may issue, in public or private transactions, its equity and  debt  securities  to  provide  additional  funds  necessary  for the
  continued   pursuit  of  the  Company's   operational  strategies.    The
  availability  and  terms  of any such sources of financing will depend on
  market  and  other  conditions.    There  can  be  no assurance that such
  additional financing will be available or, if available, will be on terms and  conditions  acceptable  to the Company.  Through March 31, 1999, the
  Company's  Chairman  and  Chief  Executive Officer has loaned the Company
  $1.7 million for its short-term cash requirements.  As of March 31, 1999, this amount has not been repaid.

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

  Backlog and Orders The Company's backlog of unfilled orders at March 31, 1999 was approximately $4.1 million compared to $2.5 million at December
  31,  1998 .  The backlog of packaging systems at March 31, 1999 increased
  $1.9 million as compared to year-end 1998, offset by small changes in the Company's other product lines. The backlog at March 31 in each of the preceding five years has ranged from a low of $8.1 million in 1998 to a high of $68.0 million in 1995.

  Orders  for  the  three  months  ended  March  31, 1999 were $4.9 million compared  to  $1.6 million for the comparable period in 1998, an increase of  $3.3 million while shipments decreased $2.7 million, excluding Zerand
  in  1998.    The Company believes the above noted increased order flow is the  result  of  normal  fluctuations  in  the flow of major printing and packaging system orders.

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


  PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings

  The  Company  is  subject  to various claims, including product liability claims, which arise in the ordinary course of business, and is a party to various  legal  proceedings  that  constitute ordinary routine litigation
  incidental  to  the  Company's  business.    No  assurance  can  be given
  regarding  the  outcome of any case; however a negative outcome in excess of  insurance  coverage  could  have  a  material  adverse  effect on the
  Company's business, operating results and financial condition.

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

         Exhibit     Number Description of Exhibit
         -------     -----------------------------
           3.1       Second Amended and Restated Certificate of
                     Incorporation of the Company.(1)
           3.2       Bylaws of the Company, as amended.(2)

           4.1       Specimen of Series A Common Stock Certificate.(3)
           4.2       Specimen of Series B Common Stock Certificate.(4)
          10.1       Asset Contract to Purchase Real Estate dated February
                     8, 1999 by and between
                     the Company and Production Manufacturing, Inc. (5)
          11.1       Computation of Net Income per Common Share.(*)
          27.1       Financial Data Schedule.(*)


    *   Filed herewith.
  (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
  (2)   Previously  filed  as  an  exhibit  to  the Company's Registration
        Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
  (3)   Previously  filed  as  an  exhibit  to  the Company's Registration
        Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
  (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
  (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


      (b)  Reports on Form 8-K.
            None.



                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STEVENS INTERNATIONAL, INC.





  Date: May 12, 1999                 By: /s/  Paul I. Stevens
                                     ------------------------
                                     Paul I. Stevens
                                     Chief Executive Officer
                                     and Acting Chief Financial Officer


