Form 10-Q
period 1999-06-30
STEVENS INTERNATIONAL INC
filed 1999-08-12
CIK 817644

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                              FORM 10-Q

  (Mark One)
   XX  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended             June 30, 1999

                                 or

       TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________  to __________

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class            Outstanding at August 6, 1999
  Series A Stock, $0.10 Par Value                   7,459,474
  Series B Stock, $0.10 Par Value                   2,042,659

                          TABLE OF CONTENTS


  Part I.   FINANCIAL INFORMATION                              PAGE NUMBER
                                                               -----------
    Item 1. Financial Statements

             Consolidated Condensed Balance Sheets                   3
             December 31, 1998 and June 30, 1999
             (unaudited)

             Consolidated Condensed Statements of Operations         4
             Three and Six months ended June 30, 1999 and 1998
             (unaudited)

             Consolidated Condensed Statements of                    5
             Stockholders' Equity December 31, 1998 and
             Six months ended June 30, 1999  (unaudited)

             Consolidated Condensed Statements of Cash Flows         6
             Six months ended June 30, 1999 and 1998
             (unaudited)

             Notes to Consolidated Condensed Financial               7
             Statements (unaudited)

    Item 2. Management's Discussion and Analysis of                 10
            Financial Condition and Results of Operations


  Part II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                       14

    Item 4. Submission of Matters to a vote of Security Holders     15

    Item 6. Exhibits and Reports on Form 8-K                        15


    CAUTIONARY STATEMENT - This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Stevens International, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in the Form 10-K for the year ended December 31, 1998.

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                             June 30, 1999  December 31, 1998
                                              (unaudited)
                                                  --------       -------
                   ASSETS
   Current assets:
     Cash .............................          $     129      $    164
     Trade accounts receivable, less
      allowance for losses of $392 and
      $138 in 1999 and 1998, respectively            1,091         1,711
     Costs and estimated earnings in excess
      of billings on long-term contracts               586           665
     Inventory  (Note 3). .............              6,667         6,146
     Other current assets .............                962         1,076
     Assets held for sale  (Note 6) ...                263           988
                                                  --------       -------
            Total current assets ......              9,698        10,750

   Property, plant and equipment ......              2,340         2,600
   Other assets, net ..................              1,369         1,301
                                                  --------       -------
                                                 $  13,407      $ 14,651
                                                  ========       =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable ...........          $   2,212      $  3,035
     Billings in excess of costs and estimated
      earnigs on  long-term contracts                   --            --
     Other current liabilities ........              2,824         3,780
     Customer deposits ................                499           310
     Advances from stockholder ........              1,965         1,645
     Current portion of long-term debt                   8            15
                                                  --------       -------
            Total current liabilities .              7,508         8,785

   Long-term debt .....................              2,413         2,294
   Note payable - stockholder .........              2,950         2,950
   Accrued pension costs ..............              3,577         3,577
   Commitments and contingencies                       --            --

   Stockholders' equity:
     Preferred stock, $0.10 par value,
      2,000,000 shares authorized, none issued
      and outstanding                                  --            --
     Series A common stock, $0.10 par value,
      20,000,000 shares authorized, 7,459,000
      and 7,418,000 shares issued and
      outstanding at June 30, 1999 and
      December 31, 1998, respectively ....             745           741
     Series B common stock, $0.10 par value,
      6,000,000 shares authorized, 2,044,000 and
      2,085,000 shares issued and outstanding
      at June 30, 1999 and December 31, 1998,
      respectively                                     205           209
     Additional paid-in-capital .......             39,961        39,961
     Accumulated other comprehensive (loss)         (4,284)       (4,150)
     Retained (deficit) ...............            (39,668)      (39,716)
                                                  --------       -------
        Total stockholders' equity (deficit)        (3,041)       (2,955)
                                                  --------       -------
                                                 $  13,407      $ 14,651
                                                  ========       =======

   See notes to consolidated condensed financial statements.


                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                (Amounts in thousands, except per share data)

                                   Three months ended      Six months ended
                                        June 30,               June 30,

                                       1999      1998      1999      1998
                                       -----    ------     -----    ------
  Net sales .....................     $2,575   $ 5,343    $5,889   $15,040
  Cost of sales .................      1,015     5,163     2,926    12,075
                                       -----    ------     -----    ------
  Gross profit ..................      1,560       180     2,963     2,965
  Selling, general and
   administrative expenses ......      1,263     1,993     2,396     4,221
                                       -----    ------     -----    ------
  Operating income (loss) .......        297    (1,813)      567    (1,256)
  Other income (expense):
    Interest income  ............         --        --        --        --
    Interest expense ............       (180)     (376)     (356)   (1,201)
    Other, net ..................        (67)     (103)     (115)     (251)
    Gain (loss) on sale of
     assets (Note 6)                     (45)    2,702       (45)    2,702
                                       -----    ------     -----    ------
                                        (292)    2,223      (516)    1,250
                                       -----    ------     -----    ------
  Income (loss) before income
   taxes and extraordinary item..          5       410        51        (6)
  Income tax (expense) benefit ..         --       (75)       (3)      (75)
                                       -----    ------     -----    ------
  Income (loss) before
   extraordinary item                      5       335        48       (81)
  Extraordinary item (Note 8): ..
    Gain on early extinguishment
     of debt, net of tax effect..         --    11,221        --    11,221
                                       -----    ------     -----    ------
       Net income (loss)              $    5   $11,556    $   48   $11,140
                                       =====    ======     =====    ======

  Earnings (loss) per share -
   basic (Note 9):
       Income (loss) before
        extraordinary item            $ 0.00    $ 0.04    $ 0.01   $ (0.01)
       Gain on early extinguishment
        of debt                           --      1.18        --      1.18
                                       -----    ------     -----    ------
       Net income (loss) - basic      $ 0.00   $  1.22    $ 0.01   $  1.17
                                       =====    ======     =====    ======
  Earnings (loss) per share -
   diluted (Note 9):
       Income (loss) before
        extraordinary item            $ 0.00   $  0.03    $ 0.01   $ (0.01)
       Gain on early extinguishment
        of debt                           --      1.10        --      1.10
                                       -----    ------     -----    ------
       Net income (loss) - diluted    $ 0.00   $  1.13    $ 0.01   $  1.09
                                       =====    ======     =====    ======
  Weighted average number of shares
   of common stock outstanding
   during the periods - basic (Note 9) 9,492     9,488     9,492     9,488
                                       =====    ======     =====    ======
  Weighted average number of shares
   of common and common stock
   equivalents outstanding during
   the periods - diluted (Note 9)      9,492    10,190     9,492    10,190
                                       =====    ======     =====    ======

  See notes to consolidated condensed financial statements.

                    STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (Unaudited)
                               (Amounts in thousands)


                                                                                   Accumulated
                                                     Additional                       Other
                           Series A Stock   Series B Stock   Paid-In    Retained  Comprehensive
                           Shares   Amount  Shares  Amount   Capital   (Deficit)       Loss       Total
                            -----      ---    -----   ---     ------    -------       ------     ------
Balance, January 1, 1999    7,418     $741    2,085  $209    $39,961   $(39,716)     $(4,150)   $(2,955)
Net income                    --       --       --    --         --          48           --         48
Foreign currency
 translation adjustment       --       --       --    --         --          --         (134)      (134)

Excess pension
 liability adjustment         --       --       --    --         --          --           --         --
Comprehensive loss                                                                                  (86)
Conversion of Series B
 stock to Series A stock       41        4     (41)   (4)        --          --           --         --
                            -----      ---    -----   ---     ------    -------       ------     ------
Balance, June 30, 1999      7,459     $745    2,044  $205    $39,961   $(39,668)     $(4,284)   $(3,041)
                            =====      ===    =====   ===     ======    =======       ======     ======

      See notes to consolidated condensed financial statements.

              STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Amounts in thousands)
                                                        Six Months Ended
                                                            June 30,
                                                        1999        1998
                                                      -------      ------
   Cash provided by operations:
    Net income  ............................         $     48     $11,140

    Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization .......              412         557
       Other ...............................             (134)       (314)
       Changes in operating assets and liabilities:
         Trade accounts receivable .........              620       1,120
         Contract costs in excess of billings              79        (651)
         Inventory .........................             (521)      1,142
         Other assets ......................             (104)       (780)
         Trade accounts payable ............             (823)        (64)
         Other liabilities .................             (447)     (1,399)
                                                      -------      ------
   Total cash (used in) provided by
    operating activities ...................             (870)     10,751
                                                      -------      ------
   Cash provided by (used in) investing activities:
    Additions to property, plant and equipment            (32)       (203)
    Disposal of Zerand Division in 1998                    --       8,200
    Disposal of Ohio production facility                  755          --
                                                      -------      ------
   Total cash provided by (used in)
    investing activities ...................              724       7,997
                                                      -------      ------
   Cash provided by (used in) financing activities:
    Net proceeds from (repayments of) long-
     term debt ...............................            118       4,327
    (Decrease) in current portion of long-term debt        (7)    (20,391)
                                                      -------      ------
   Total cash provided by (used in)
    financing activities ....................             111     (16,064)
                                                      -------      ------
   Increase (decrease) in cash and
    temporary investments ...................             (35)      2,684
   Cash and temporary investments at
    beginning of period .....................             164         211
                                                      -------      ------
   Cash and temporary investments at end of period   $    129     $ 2,895
                                                      =======      ======
   Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest .............................          $   125     $   466
      Income taxes .........................              -0-         -0-

   See notes to consolidated condensed financial statements.

               STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                             (Unaudited)


  1. The consolidated condensed balance sheet as of June 30, 1999, the consolidated condensed statement of stockholders' equity for the period ended June 30, 1999, the consolidated condensed statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998 have been made. The December 31, 1998 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1998 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

       The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1998 Form 10-K. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

  3.   Inventories consist of the following:

                                           June 30,   December 31,
                                            1999           1998
                                           (Amounts in thousands)
                                            ------       ------
         Finished product .............    $ 1,109      $   630
         Work in progress .............      1,451        1,458
         Raw materials ................      4,107        4,058
                                            ------       ------
                                           $ 6,667      $ 6,146
                                            ======       ======

  4.   For a description of  the status of the  bank credit facility  at
       June  30,  1999,   see  "Liquidity  and   Capital  Resources".
       Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

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

  6.   A description  of the  Company's divestitures  in 1999  and  1998 follow:

       Sale of Hamilton Production Facility
       In the second quarter of 1999, the Company concluded the sale of the real property at its Hamilton, Ohio production facility for an aggregate consideration of $725,000. The transaction resulted in a small loss due to certain unanticipated costs of vacating the facility. Proceeds of the transaction were used to repay certain expenses of the sale, certain property taxes and repay a portion of the $2.5 million loan from Paul I. Stevens, the Company's chairman and chief executive officer, which was partially collateralized by a lien on this production facility. An inventory storage facility at Hamilton, Ohio is under a contract for sale and is expected to be sold in August 1999.

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

  7.   The Company's effective  tax rate was  5.9% in 1999  and 0.0%  in
       1998.   Due  to accumulated  losses,  there were  no  recoverable
       income taxes for the six  months ended June 30, 1998.

  8. On June 30, 1998 the Company refinanced a major portion of its debt structure as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company has paid off both its Senior bank lender and its Senior Subordinated notes, aggregating approximately $19.5 million. The repayment of the Company's Senior Subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million, or $1.10 per share. The secured bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, a $0.5 million escrow hold back on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new equipment being installed at a customer location, as well as second liens on inventory, accounts receivable, and the Company's Texas real estate.

  9. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Series A and Series B stock have identical dividend and participation rights in the Company's earnings, they have been considered to be comparable in the calculation.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Year 2000 Compliance Disclosure

  The Company's main computer system and software are not currently Year-2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, invoices, or other similar normal business activities.

  The Company has undertaken a study, utilizing external consultants, to evaluate the Company's internal information systems infrastructure as it relates to the Year-2000 situation and believes it has identified Year-2000 non-compliant processes. The Company has undertaken projects to update and replace all non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace non-compliant systems is approximately $50,000 to $100,000 consisting of hardware and software and will be incurred through December 31, 1999. The cost of Year-2000 compliance is not projected to have a significant negative impact on the Company's financial results in subsequent years.

  The Company is surveying its suppliers and service providers to determine potential exposure from external, non-compliant sources. No exposures have been identified, to date, from external sources.

  The Company has or is addressing its Year-2000 exposures. However, should an unforeseeable Year-2000 situation arise that poses a severe threat to the Company, the Company expects to be able to revert to PC and manual backup internal processes until the situation can be resolved. As an additional contingency, the Company's consultant, who developed the software used by the Company, is capable of backup processing on its own compatible computer system that is already Year-2000 compliant. The Company does not utilize single source service providers or vendors and as such, may change to other providers and vendors in the case of non-compliance.

  RESULTS OF OPERATIONS

  Comparison of Six Months Ended June 30, 1999 and 1998

  Sales The Company's sales for the six months ended June 30, 1999 decreased by $9.1 million (or 60.8%) compared to sales in the same period in 1998 due primarily to decreases in packaging products ($ 3.5 million) and French service and repair sales ($ 1.3 million). A total of $4.3 million of the decrease resulted from sales of Zerand, which was sold on April 27, 1998.

  Gross Profit The Company's gross profit for the six months ended June 30, 1999 decreased by $2 thousand compared to gross profit in the same period in 1998. While this decrease was small, the gross profit margin increased to 50.3% of sales as compared to 19.7% in the comparable period in 1998 due (1) to product mix, shipment of products at near normal margins, and reduced depreciation and product development costs in 1999 (approximately 28.3%); and (2) the Company's evaluation of its last-in first-out ("LIFO) inventory reserve and corresponding decrement in the calculated LIFO reserve (approximately 22%). The Company evaluated its LIFO inventory reserve principally because of the sale of its machining and production facilities in Ohio in mid-1998 and the complete 1998 changeover of manufacturing philosophy from a "machine and make the component parts" to a "purchase the machined part." This LIFO evaluation process reduced the current year LIFO reserve calculation and, accordingly, increased the gross profit by $1.3 million (or $0.14 per share) for the six months ended June 30, 1999.

  Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $1.8 million (or
  43.2 %) for the six months ended June 30, 1999 compared to the same period in 1998 due to cost reduction efforts at corporate headquarters and manufacturing locations in connection with the reduced volume of sales, as well as the impact of the sale of Zerand. Selling, general and administrative expenses for the six months ended June 30, 1999 were 40.7% of sales compared to 28.1% of sales for the same period in 1998 due to the huge reduction in sales in 1999. The reduction in expenses was not proportionate to the reduction in sales discussed above.

  Other Income (Expense) The Company's interest expense decreased by $0.8 million for the six months ended June 30, 1999 compared to the same period in 1998 due to the reduced borrowings in 1999 resulting from the application of the Zerand and Hamilton sale proceeds to pay down bank indebtedness and the early extinguishment of $17.3 million of subordinated notes, offset by an increased cost of borrowing in 1999. Interest income was negligible for the six months ended June 30, 1999 and 1998.

  Comparison of Three Months Ended June 30, 1999 and 1998

  Sales The Company's sales for the three months ended June 30, 1999 decreased by $2.7 million (or 51.8%) compared to sales in the same period in 1998 due primarily to decreases in packaging systems products ($0.9 million) and French service and repair sales ($1.1 million). Decreased sales also resulted from the sale of the Zerand division in April 1998, which contributed $0.7 million in sales in the second quarter of 1998.

  Gross Profit The Company's gross profit for the three months ended June 30, 1999 increased by $1.3 million compared to gross profit in the same period in 1998 due primarily to reduced depreciation and product development costs in 1999 and the impact of the LIFO decrement in 1999. The Company evaluated its last-in first out ("LIFO") inventory reserve in conjunction with the 1998 and 1999 sale of its production facilities in Ohio, necessitating a complete change in manufacturing philosophy. The financial impact of the decrement in the LIFO inventory for the three months ended June 30, 1999 was $1.03 million. Accordingly, the gross profit for the three months was increased $1.03 million ($0.11 per share) and the LIFO reserve was reduced $1.03 million. Gross profit margin for 1999 increased to 60.6% of sales as compared to 3.4 % for 1998. This increase in gross profit margin in 1999 was due primarily to normal margins on standard products in 1999 and the benefit of the reduction of the LIFO reserve as well as reduced depreciation charges due to assets sold in 1998 and 1999.

  Selling, General Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.7 million (or 36.6%) for the three months ended June 30, 1999 compared to the same period in 1998 due to continuing cost reduction efforts, and the 1998 sale of the Zerand and Hamilton Machining Center (HMC) divisions. Selling, general and administrative expenses for the three months ended June 30, 1999 were 49% of sales compared to 37.3% of sales for the same period in 1998 due to the large decrease in sales in 1999. The reduction in expenses was not proportionate to the reduction in sales discussed above.

  Other Income (Expense) The Company's interest expense decreased by $0.2 million for the three months ended June 30, 1999 compared to the same period in 1998 due to the reduced borrowing in 1999. The approximate $20 million in debt reduction since March 31, 1998 resulted from the sale of Zerand and HMC and the June 30, 1998 debt restructuring discussed in "LIQUIDITY AND CAPITAL RESOURCES."

  TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 5.9% for the six months ended June 30, 1999, due to the alternative minimum tax imposed on corporations. Due to continuing losses in 1998, there were no recoverable tax benefits for the six months ended June 30, 1998.


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

  Historically, the Company has funded its capital requirements with cash provided by operating activities, borrowings under credit facilities, issuances of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities (before working capital requirement) was $ 3.0 million and $11.38 million for the six months ended June 30, 1999 and 1988, respectively. Working capital provided (used) cash of $(1.2) million and $(0.63) million for the six months ended June 30, 1999 and 1998, respectively.

  The Company's capital expenditures for the first six months of 1999 and 1998 were $ 32 thousand and $0.2 million, respectively, and were used primarily for certain machinery and equipment modernization. Various research and product development expenditures have been incurred in 1998 and 1999 to improve the Company's System 2000 flexographic press product line, and to develop a short run, quick make-ready flexographic product application.

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

  Under its credit facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $7.5 million in the form of direct borrowings and letters of credit. As of June 30, 1999 there were $2.45 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with no additional availability for such borrowings.

  The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $
  4.9 million at June 30, 1999 have first liens on certain assets of the Company, principally certain Ohio assets that are being held for sale, the remaining $0.5 million escrow hold back on the sale of the Zerand division, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment, as well as second liens on inventory, accounts receivable and the Company's Texas real estate. The Company was paid $500,000 of the Zerand escrow hold back funds net of amounts owed to the purchaser on November 6, 1998. Because these hold back funds collateralize certain Paul I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company.

  Interest on the bank facility is 1.25% over prime with a maturity of June 30, 2001 on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2.45 million on June 30, 1999. The Company paid in full a $4.0 million bank Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loans from Paul I. Stevens are due June 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

  The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

  The Company's pension plans have 1999 minimum payments due of approximately $0.5 million payable on or before September 15, 1999.

  Assuming that one of several strategic financial alternatives, principally the return of normalized order flow rates, the private placement of an equity investment in the Company, and the additional sale of assets, among others presently being pursued by the Company is consummated, management believes that cash flow from operations will be adequate to fund its existing operations and repay scheduled indebtedness over the next 12 months.

  In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through June 30, 1999, the Company's Chairman and Chief Executive Officer has loaned the Company $1.96 million for its short-term cash requirements and $2.95 million on a long-term basis. There is no continuing agreement by Paul I. Stevens to fund short-term cash requirements of the Company; and there can be no assurance that any additional loans will be available, or if available, will be on terms and conditions acceptable to the Company. As of June 30, 1999, these amounts have not been repaid, and no interest has been paid to Paul I. Stevens.

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

  Backlog and Orders The Company's backlog of unfilled orders at June 30, 1999 was approximately $4.5 million compared to $2.5 million at December 31, 1998 . The backlog of packaging systems at June 30, 1999 increased $2.1 million as compared to year-end 1998, offset by small changes in the Company's other product lines. The backlog at June 30 in each of the preceding five years has ranged from a low of $6.3 million in 1998 to a high of $68.0 million in 1995.

  Orders for the six months ended June 30, 1999 were $7.9 million compared to $5.0 million for the comparable period in 1998, an increase of $2.9 million while shipments decreased $4.8 million, excluding Zerand in 1998. The Company believes the above noted
  increased order flow is the result of fluctuations in the flow of major printing and packaging system orders.

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


  Item 4.  Submission of Matters to a Vote of Security Holders
  The Company held its 1999 Annual Meeting of Stockholders (the "Meeting") on May 20, 1999. At the Meeting, the stockholders of the Company considered and voted upon the following matters, with the results indicated:

  (1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuring year:


           Series A Nominees       Votes For  Votes Against
           -----------------       ---------  -------------
           Michel A. Destresse     6,901,173     31,052

           Edgar H. Schollmaier    6,901,173     31,052



           Series B Nominees
           -----------------
           Paul I. Stevens         2,055,333      1,175

           Richard I. Stevens      2,055,258      1,250

           Constance I. Stevens    2,055,333      1,175

           James D. Cavanaugh      2,055,333      1,175

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


     (b)  Reports on Form 8-K.
     The Registrant filed a Current Report on Form 8-K dated August 2, 1999 to report the denial of the Company's appeal on the delisting of its Series A and Series B common stock from the American Stock Exchange under Item 5. Other Events. The Company expects that a continuing market for the securities of the Company will develop over the counter. The over the counter trading symbols for the securities of the Company are "SVEIA" for Series A shares and "SVEIB" for Series B shares.

                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STEVENS INTERNATIONAL, INC.


  Date: August 12, 1999              By:  /s/ Paul I. Stevens
                                     ------------------------
                                     Paul I. Stevens
                                     Chief Executive Officer
                                     and Acting Chief Financial Officer