Form 10-Q
period 1999-09-30
STEVENS INTERNATIONAL INC
filed 1999-11-12
CIK 817644

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                               FORM 10-Q

  (Mark One)
   XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended          September 30, 1999

                                   or

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class            Outstanding at November 5, 1999
  Series A Stock, $0.10 Par Value                   7,459,474
  Series B Stock, $0.10 Par Value                   2,042,659

                          TABLE OF CONTENTS


  Part I.   FINANCIAL INFORMATION                             PAGE NUMBER

    Item 1. Financial Statements

             Consolidated Condensed Balance Sheets                 3
             December 31, 1998 and September 30, 1999
             (unaudited)

             Consolidated Condensed Statements of Operations       4
             Three and Nine months ended September 30, 1999 and 1998 (unaudited)

             Consolidated Condensed Statements of                  5
             Stockholders' Equity December 31, 1998 and
             Nine months ended September 30, 1999 (unaudited)

             Consolidated Condensed Statements of Cash Flows       6
             Nine months ended September 30, 1999 and 1998
             (unaudited)

             Notes to Consolidated Condensed Financial             7
             Statements (unaudited)

    Item 2. Management's Discussion and Analysis of                10
            Financial Condition and Results of Operations


  Part II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                      15
    Item 4. Submission of Matters to a vote of Security Holders    15
    Item 6. Exhibits and Reports on Form 8-K                       15


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

            STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
              (Amounts in thousands, except share data)
                                           September 30, Dececmber 31,
                                                1999          1998
                                            (unaudited)
                                              ------          ------
                    ASSETS
   Current assets:
     Cash .............................      $     5         $   164
     Trade accounts receivable, less
      allowance for losses of  $181 and
      $181 and $138 in 1999 and 1998,
      respectively                               943           1,711
     Costs and estimated earnings in excess
      of billings on long-term contracts       1,241             665
     Inventory  (Note 3). .............        7,401           6,146
     Other current assets .............          745           1,076
     Assets held for sale  (Note 6) ...           --             988
                                              ------          ------
            Total current assets ......       10,335          10,750
   Property, plant and equipment ......        2,251           2,600
   Other assets, net ..................        1,305           1,301
                                              ------          ------
                                             $13,891         $14,651
                                              ======          ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable ...........      $ 2,571          $3,035
     Billings in excess of costs and
      estimated earnings on long-term
      contracts                                   --              --
     Other current liabilities ........        3,008           3,780
     Customer deposits ................          943             310
     Advances from stockholder ........        2,399           1,645
     Current portion of long-term debt             5              15
                                              ------          ------
            Total current liabilities .        8,927           8,785
   Long-term debt .....................        2,428           2,294
   Note payable - stockholder .........        2,950           2,950
   Accrued pension costs ..............        3,577           3,577
   Commitments and contingencies                  --              --
   Stockholders' equity:
     Preferred stock, $0.10 par value,
      2,000,000 shares authorized none
      issued and outstanding                      --              --
     Series A common stock, $0.10 par
      value, 20,000,000 shares authorized,
      7,459,000 and 7,418,000 shares issued
      and outstanding at September 30, 1999
      and December 31, 1998,  respectively       745             741
     Series B common stock, $0.10 par value,
      6,000,000 shares authorized, 2,044,000
      and 2,085,000 shares issued and
      outstanding at June 30, 1999 and
      December 31, 1998,  respectively           205             209
     Additional paid-in-capital .......       39,961          39,961
     Accumulated other comprehensive
      (loss)  .........................       (4,239)         (4,150)
     Retained (deficit) ...............      (40,662)        (39,716)
                                              ------          ------
   Total stockholders' equity (deficit)       (3,990)         (2,955)
                                              ------          ------
                                             $13,891         $14,651
                                              ======          ======

   See notes to consolidated condensed financial statements.

            STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)
            (Amounts in thousands, except per share data)

                                   Three months ended   Nine months ended
                                      September 30,        September 30,
                                      1999      1998      1999      1998
                                      -----     -----     -----    ------
  Net sales .....................    $2,415    $2,737    $8,304   $17,777
  Cost of sales .................     1,930     2,147     4,856    14,222
                                      -----     -----     -----    ------
  Gross profit ..................       485       590     3,448     3,555
  Loss on impairment of asset
   values .......................       200        --       200        --
  Selling, general and
   administrative expenses ......     1,115     1,577     3,511     5,798
                                      -----     -----     -----    ------
  Operating income (loss) .......      (830)     (987)     (263)   (2,243)
  Other income (expense):
    Interest income  ............        30        --        31        --
    Interest expense ............      (220)     (238)     (577)   (1,439)
    Other, net ..................        26       (57)      (89)     (308)
    Gain (loss) on sale of
     assets (Note 6).............        (3)     (503)      (48)    2,199
                                      -----     -----     -----    ------
                                       (173)     (798)     (689)      452
                                      -----     -----     -----    ------
  Income (loss) before income
  taxes and extraordinary item ..      (997)   (1,785)     (946)   (1,791)
  Income tax (expense) benefit ..        (3)       --         0       (75)
  Income (loss) before
   extraordinary item ...........      (994)   (1,785)     (946)   (1,866)
  Extraordinary item (Note 8): ..
    Gain on early extinguishment
     of debt, net of tax effect .        --        --        --    11,221
                                      -----     -----     -----    ------
       Net income (loss)             $( 994)  $(1,785)   $ (946)  $ 9,355
                                      =====     =====     =====    ======

  Earnings (loss) per share -
   basic (Note 9):
    Income (loss) before
     extraordinary item             $ (0.10)  $ (0.19)  $ (0.10)  $ (0.19)
    Gain on early
     extinguishment of debt              --        --        --      1.18
                                      -----     -----     -----    ------
    Net income (loss) - basic       $ (0.10)  $ (0.19)  $ (0.10)  $  0.99
                                      =====     =====     =====    ======
  Earnings (loss) per share -
   diluted (Note 9):
    Income (loss) before            $ (0.10)  $ (0.19)  $ (0.10)  $ (0.19)
     extraordinary item
    Gain on early
     extinguishment of debt              --        --        --      1.18
                                      -----     -----     -----    ------
    Net income (loss) - diluted     $ (0.10)  $ (0.19)  $ (0.10)  $  0.99
                                      =====     =====     =====    ======
  Weighted average number of
   shares of common stock
   outstanding during the
   periods - basic (Note 9)           9,492     9,488     9,492     9,488
                                      =====     =====     =====    ======
  Weighted average number of
  shares of common and common
  stock equivalents outstanding
  during the periods - diluted
  (Note 9)                            9,492     9,488     9,492     9,488
                                      =====     =====     =====    ======

    See notes to consolidated condensed financial statements.

                    STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (Unaudited)
                               (Amounts in thousands)
                                                                                   Accumulated
                                                            Additional                 Other
                           Series A Stock   Series B Stock   Paid-In    Retained  Comprehensive
                           Shares   Amount  Shares  Amount   Capital   (Deficit)       Loss       Total
                            -----      ---    -----   ---     ------    -------       ------     ------
Balance, January 1, 1999    7,418     $741    2,085  $209    $39,961   $(39,716)     $(4,150)   $(2,955)
 Net income (loss)             --       --       --    --         --       (946)          --       (946)
 Foreign currency
  translation adjustment       --       --       --    --         --         --          (89)       (89)
 Excess pension
  liability adjustment         --       --       --    --         --         --           --         --
                                                                                                  -----
 Comprehensive loss                                                                              (1,035)
                                                                                                  -----
 Conversion of Series B
  stock to Series A stock      41        4      (41)   (4)        --         --           --         --
                            -----      ---    -----   ---     ------    -------       ------     ------
Balance, September 30, 1999 7,459     $745    2,044  $205    $39,961   $(40,662)     $(4,239)   $(3,990)
                            =====      ===    =====   ===     ======    =======       ======     ======

      See notes to consolidated condensed financial statements.

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in thousands)

                                                Nine Months Ended
                                                  September 30,
                                                 1999       1998
                                                ------     ------
   Cash provided by operations:
    Net income (loss) ......................   $  (946)   $ 9,355

    Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization .......       599        790
       Extraordinary gain on debt
        extinguishment  ....................        --    (11,221)
       Other ...............................       (88)      (564)
       Changes in operating assets and
        liabilities:
         Trade accounts receivable .........       769       (275)
         Contract costs in excess of billings     (577)     1,829
         Inventory .........................    (1,254)       775
         Other assets ......................       109       (841)
         Trade accounts payable ............      (464)       626
         Other liabilities .................       616     (3,385)
                                                ------     ------
   Total cash (used in) provided by
    operating activities ...................    (1,236)    (2,911)

   Cash provided by (used in) investing
     activities:
    Additions to property, plant and
     equipment .............................       (32)      (215)
    Disposal of Zerand Division and HMC
     in 1998  ..............................        --     12,530
    Disposal of Ohio production facility           987         --
                                                ------     ------
   Total cash provided by (used in)
    investing activities ....................      955     12,315
                                                ------     ------

   Cash provided by (used in) financing
     activities:
    Exercise of Stock Options  .............        --         21
    Net proceeds from (repayments of) long-
     term debt .............................       133      5,708
    (Decrease) in current portion of
     long-term debt  .......................       (11)   (15,303)
                                                ------     ------
   Total cash provided by (used in)
   financing activities ....................       122     (9,574)
                                                ------     ------
   Increase (decrease) in cash and
    temporary investments ..................      (159)      (170)
   Cash and temporary investments at
    beginning of period ....................       164        211
                                                ------     ------
   Cash and temporary investments at end of
    period .................................   $     5    $    41
                                                ======     ======
   Supplemental disclosure of cash flow
     information:
    Cash paid during the period for:
      Interest .............................   $   190    $   591
      Income taxes .........................        --          1


   See notes to consolidated condensed financial statements.

               STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                             (Unaudited)



  1. The consolidated condensed balance sheet as of September 30, 1999, the consolidated condensed statement of stockholders' equity for the period ended September 30, 1999, the consolidated condensed statements of operations for the three and nine months ended
       September 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998 have been made. The December 31, 1998 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1998 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

       The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1998 Form 10-K. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

  3.   Inventories consist of the following:

                                        September 30, December 31,
                                             1999        1998
                                             -----       -----
                                          (Amounts in thousands)
         Finished product .............     $1,514       $  630
         Work in progress .............      1,581        1,458
         Raw materials ................      4,306        4,058
                                             -----       -----
                                            $7,401       $6,146
                                             =====        =====

  4. For a description of the status of the bank credit facility at September 30, 1999, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

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

  6.   A description  of  the Company's  divestitures  in 1999  and  1998 follow:

       Sale of Hamilton Production and Storage Facilities
       In the second quarter of 1999, the Company concluded the sale of the real property at its Hamilton, Ohio production facility for an aggregate consideration of $725,000. The transaction resulted in a small loss due to certain unanticipated costs of vacating the facility. An inventory storage facility at Hamilton, Ohio was sold in August 1999 for an aggregate consideration of $70,000. With the conclusion of this transaction, all real property in Ohio has now been sold. Proceeds of these transactions were used to repay certain expenses of the sale, certain property taxes and repay a portion of the $2.5 million loan from Paul I. Stevens, the Company's chairman and chief executive officer, which was partially collateralized by a lien on these production and storage facilities.

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

  7. The Company's effective tax rate was 0.0% in 1999 and in 1998. Due to accumulated losses, there were no recoverable income taxes for the nine months ended September 30, 1999 or 1998.

  8. On June 30, 1998 the Company refinanced a major portion of its debt structure as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul I. Stevens, aggregating $4.5 million, the Company has paid off both its Senior bank lender and its Senior Subordinated notes, aggregating approximately $19.5 million. The repayment of the Company's Senior Subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million, or $1.10 per share. The secured bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new equipment being installed at a customer location, as well as second liens on inventory, accounts receivable, and the Company's Texas real estate.

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

  10.  Disclosure of segment data follows:

        Segments                   Three months ended   Nine months ended
                                       September 30,      September 30,
                                       1999     1998      1999     1998
                                      -----     -----     -----    ------
  Revenues:
    Banknote inspection, printing
     and packaging equipment  ...    $1,416    $2,057    $6,147   $10,471
    French repair and service ...       999       680     2,157     3,001
    Zerand platen cutter - sold
     in 1998  ...................         0         0         0     4,305
                                      -----     -----     -----    ------
        Consolidated  ...........    $2,415    $2,737    $8,304   $17,777

  Loss before tax:
     Banknote inspection, printing
      and packaging equipment  ...    $(967)  $(1,765)    $(844)  $(2,684)
     French repair and service ...      (30)      (20)     (102)      195
     Zerand platen cutter - sold
      in 1998  ...................        0         0         0       698
                                      -----     -----     -----    ------
        Consolidated  ............   $(997)   $(1,785)    $(946)  $(1,791)

  There  were  no  significant  intersegment  revenues.    The  basis  of
  segmentation has not changed since December 31, 1998.

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


  RESULTS OF OPERATIONS

  Comparison of Nine Months Ended September 30, 1999 and 1998

  Sales The Company's sales for the nine months ended September 30, 1999 decreased by $9.5 million (or 53.3%) compared to sales in the same period in 1998 due primarily to decreases in packaging products ($4.4 million) and French service and repair sales ($ 0.8 million). A total of $4.3 million of the decrease resulted from sales of Zerand, which was sold on April 27, 1998.

  Gross Profit The Company's gross profit for the nine months ended September 30, 1999 decreased by $107 thousand compared to gross profit in the same period in 1998. While this decrease was small, the gross profit margin increased to 41.5% of sales as compared to 20% in the comparable period in 1998 due to product mix and shipment of products at near normal margins and the Company's evaluation of its last-in first-out ("LIFO) inventory reserve and corresponding decrement in the calculated LIFO reserve. The Company evaluated its LIFO inventory reserve principally because of the sale of its machining and production facilities in Ohio in mid-1998 and the complete 1998 changeover of manufacturing philosophy from a "machine and make the component parts" to a "purchase the machined part." This LIFO evaluation process reduced the current year LIFO reserve calculation and, accordingly, increased the gross profit by $1.3 million (or $0.14 per share) for the nine months ended September 30, 1999.

  Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $2.3 million (or 39.4%) for the nine months ended September 30, 1999 compared to the same period in 1998 due to cost reduction efforts at corporate headquarters and manufacturing locations in connection with the reduced volume of sales, as well as the impact of the sale of Zerand. Selling, general and administrative expenses for the nine months ended September 30, 1999 were 42 % of sales compared to 32% of sales for the same period in 1998 due to the huge reduction in sales in 1999. The reduction in expenses was not proportionate to the reduction in sales discussed above.

  Other Income (Expense) The Company's interest expense decreased by $0.86 million for the nine months ended September 30, 1999 compared to the same period in 1998 due to the reduced borrowings in 1999 resulting from the application of the Zerand and Hamilton sale proceeds to pay down bank indebtedness and the early extinguishment of $17.3 million of subordinated notes, offset by an increased cost of borrowing in 1999. Interest income was negligible for the nine months ended September 30, 1999 and 1998.

  Comparison of Three Months Ended September 30, 1999 and 1998

  Sales The Company's sales for the three months ended September 30, 1999 decreased by $0.3 million (or 11.8%) compared to sales in the same period in 1998 due primarily to decreases in packaging systems products ($0.6 million), offset by an increase of French service and repair sales ($0.3 million).

  Gross Profit The Company's gross profit for the three months ended September 30, 1999 decreased by $0.1 million compared to gross profit in the same period in 1998 due primarily to reduced depreciation and product development costs in 1999. Gross profit margin for 1999 decreased to 20.1% of sales as compared to 21.6% for 1998. This decrease in gross profit margin in 1999 was due primarily to product mix and slightly less than normal margins on standard products in 1999.

  Selling, General Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.5 million (or
  29.3%) for the three months ended September 30, 1999 compared to the same period in 1998 due to continuing cost reduction efforts. Selling, general and administrative expenses for the three months ended September 30, 1999 were 46.2% of sales compared to 57.6% of sales for the same period in 1998 due to the continuing cost reductions in 1999.

  Other Income (Expense) The Company's interest expense decreased by $0.02 million for the three months ended September 30, 1999 compared to the same period in 1998 due to the reduced borrowing in 1999. The approximate $20 million in debt reduction since March 31, 1998 resulted from the sale of Zerand and HMC and the June 30, 1998 debt restructuring discussed in "LIQUIDITY AND CAPITAL RESOURCES."


  TAX MATTERS

  The Company's effective state and federal income tax rate ("effective tax rate") was 0% for the nine months ended September 30, 1999. Due to continuing losses in 1998, there were no recoverable tax benefits for the nine months ended September 30, 1999.


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

  Historically, the Company has funded its capital requirements with cash provided by operating activities, borrowings under credit facilities, issuances of long-term debt and the sale and private placement of common stock. Net cash provided by (used in) operating activities (before working capital requirement) was $0.43 million and $(1.64) million for the nine months ended September 30, 1999 and 1988, respectively. Working capital provided (used) cash of $(0.8) million and $(1.27) million for the nine months ended September 30, 1999 and 1998, respectively.

  The Company's capital expenditures for the first nine months of 1999 and 1998 were $32 thousand and $0.2 million, respectively, and were used primarily for certain machinery and equipment modernization. Various research and product development expenditures have been incurred in 1998 and 1999 to improve the Company's System 2000 flexographic press product line, and to develop a short run, quick make-ready flexographic product application.

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

  Under its credit facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $7.5 million in the form of direct borrowings and letters of credit. As of September 30, 1999 there were $2.45 million in direct borrowings and no standby letters of credit outstanding under the bank credit facility, with no additional availability for such borrowings.

  The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $5.35 million at September 30, 1999 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment, as well as second liens on inventory, accounts receivable and the Company's Texas real estate. The Company was paid $500,000 of the Zerand escrow hold back funds net of amounts owed to the purchaser on November 6, 1998. Because these hold back funds collateralize certain Paul I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company.

  Interest on the bank facility is 1.25% over prime with a maturity of June 30, 2001 on the revolving credit facility. The amount borrowed on the revolving credit facility was approximately $2.45 million on
  September 30, 1999. The Company paid in full a $4.0 million bank Bridge Loan on July 28, 1998 from the sale of HMC and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio. The secured loans from Paul I. Stevens are due June 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

  The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

  The Company was unable to pay certain pension plan minimum payments due on September 15, 1999. Accordingly, the Company filed the necessary forms with the Pension Benefit Guaranty Corporation to initiate distress terminations of the Company's two defined benefit pension plans (see Part II - Legal Proceedings herein).

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

  In addition, the Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through September 30, 1999, the Company's Chairman and Chief Executive Officer has loaned the Company $2.4 million for its short-term cash requirements and $2.95 million on a long-term basis. There is no continuing agreement by Paul I. Stevens to fund short-term cash requirements of the Company; and there can be no assurance that any additional loans will be available, or if available, will be on terms and conditions acceptable to the Company. As of September 30, 1999, these amounts have not been repaid, and no interest has been paid to Paul I. Stevens.

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

  Backlog and Orders The Company's backlog of unfilled orders at September 30, 1999 was approximately $4.9 million compared to $2.5 million at December 31, 1998 . The backlog of packaging systems at September 30, 1999 increased $2.1 million as compared to year-end 1998, as well as small increases in the Company's other product lines. The backlog at September 30 in each of the preceding five years has ranged from a low of $4.2 million in 1998 to a high of $57.1 million in 1995.

  Orders for the nine months ended September 30, 1999 were $10.7 million compared to $7.3 million for the comparable period in 1998, an increase of $3.4 million while shipments decreased $5.1 million, excluding Zerand in 1998. The Company believes the above noted increased order flow is the result of fluctuations in the flow of major printing and packaging system orders.

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

  On September 15, 1999 the Company filed the necessary forms with the Pension Benefit Guaranty Corporation (PBGC) to initiate distress terminations of the Company's two defined benefit pension plans. The PBGC is a federal agency that insures and protects pension benefits in certain pension plans when the sponsoring company cannot make the required contributions to fund projected benefit obligations of the plans.

  The Company's low volume of printing press sales has resulted in extensive lay-offs, plant closings and sales of certain operating divisions over the past three years. The reduction in employment has, in turn, created a higher than normal demand for pension benefits necessitating the Company's decision to file for distress termination of the plans. The filings will begin a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC has the right to file a lien on Company assets up to 30% of the net assets of the Company.

  Item 4.  Submission of Matters to a Vote of Security Holders

  None.

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


 (b) Reports on Form 8-K.
     The Registrant filed a Current Report on Form 8-K dated August 2, 1999 to report the denial of the Company's appeal on the delisting of its Series A and Series B common stock from the American Stock Exchange under Item 5. Other Events. The Company believes that a continuing market for the securities of the Company has developed over the counter. The over the counter trading symbols for the securities of the Company are "SVEIA" for Series A shares and "SVEIB" for Series B shares.

                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STEVENS INTERNATIONAL, INC.




  Date: November 11, 1999            By: /s/  Paul I. Stevens
                                     Paul I. Stevens
                                     Chief Executive Officer
                                     and Acting Chief Financial Officer