Form 10-K405
period 1999-12-31
STEVENS INTERNATIONAL INC
filed 2000-04-13
CIK 817644

=================================================================
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
               --------------------------------------
                              FORM 10-K
               --------------------------------------

(Mark One)
  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 1999
                                 or
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _____________ to _______
                Commission file number     1-9603
               -------------------------------------
                    STEVENS INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)
               -------------------------------------
           Delaware                                    75-2159407
  (State of other jurisdiction of                    (IRS Employer
  incorporation or organization)                  identification No.)

           5700 E. Belknap St.                            76117
            Fort Worth, Texas                          (Zip Code)
 (Address of Principal Executive Offices)
               --------------------------------------
 Registrant's telephone number, including area code:  (817) 831-3911

 Securities registered pursuant to Section 12(b) of the Act:
                                         Name of Each Exchange on
       Title of Each Class                 which registered *(1)
 Series A Stock, $0.10 Par Value    Over The Counter Bulletin Board (OTCBB)
 Series B Stock, $0.10 Par Value    Over The Counter Bulletin Board (OTCBB)

 Securities registered pursuant to Section 12(g) of the Act:  None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [ X ]       No [   ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this Form 10-K.  Yes   [ X ]      No  [   ]

 The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,105,000 based upon the last trade of the registrant's Series B Common Stock on February 22, 2000 at $2 per share and the closing price of the Series A Common Stock on March 23, 2000 at $1c per share as reported by the OTCBB. As of March 23, 2000, there were outstanding 7,466,347 shares of Series A stock and 2,035,786 shares of Series B stock.

                DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the proxy statement for the annual meeting of stockholders of the Company to be held during 2000 are incorporated by reference in Part III.
 ============================================================================

 *1 Effective August 2, 1999

                         STEVENS INTERNATIONAL, INC.

                              TABLE OF CONTENTS

 Form 10-K Item                                                        Page

 PART I                                                                ----

      Item 1. Business                                                   3
      Item 2. Properties                                                12
      Item 3. Legal Proceedings                                         12
      Item 4. Submission of Matters to Vote of Security Holders         13

 PART II

      Item 5. Market for the Registrant's Common Stock and Related
               Stockholders Matters                                     13
      Item 6. Selected Financial Data                                   14
      Item 7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15
      Item 8. Financial Statements and Supplementary Data               23
      Item 9. Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                      43

 PART III

      Item 10. Directors and Executive Officers of the Registrants      43
      Item 11. Executive Compensation                                   43
      Item 12. Security Ownership of Certain Beneficial Owners
                and Management                                          43
      Item 13. Certain Relationships and Related Transactions           43

 PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.                                            43

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

      The Company's business has changed significantly in the last several years due to fundamental changes in web-fed printing press markets, the large operating losses that the Company sustained in 1996 and 1997 and the Company's need to have reduced indebtedness. Sales of the Post Machinery Co. division (1993), the Bernal division (1997), the Zerand division (1998), the Hamilton Machining Center (1998) and the Hamilton, Ohio production and storage facility (1999) have enabled the Company to substantially reduce indebtedness.


 General

      Stevens designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and securities segments of the printing industry. The Company's technological and engineering capabilities allow it to combine the four major printing technologies in its systems. The Company combines various types of equipment, including printing presses, die cutting equipment and delivery systems, into complete integrated systems, which are capable of providing finished products in a single press pass. These systems sell for prices ranging from $1 million to over $10 million. The Company also manufactures auxiliary and replacement parts and provides service for its equipment which represented 76% of the Company's net sales for 1999, 60% of net sales for 1998, and 45% of net sales for 1997. Stevens' equipment is used by its customers to produce hundreds of end-products, including food and beverage containers, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company has an installed base of more than 3,000 machines in over 50 countries. The Company also markets and manufactures high-speed image processing systems primarily for use in the banknote and securities printing industry.

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

 Private Placement of $1 Million 10% Convertible Subordinated Notes Payable Due March 31, 2003

      In April 2000, the Company completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes"). Net proceeds of the Notes will be used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

      The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2 million shares of Series A common stock. Should all the notes be converted, these shareholders would own approximately 17% of the outstanding stock of the Company. The first quarter of 2000 will include a charge for interest expense of $1 million with a corresponding $1 million increase in "Paid in Capital in Excess of Par Value."


 Liens on Company Assets

      Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities. Throughout the recent history of the Company the Senior Bank lenders have had first liens on accounts receivable, inventory, the real and personal property in Tarrant County, Texas, and all intangibles of the Company. Beginning June 30, 1998, Paul I. Stevens, the Company's Chairman and CEO and principal lender, was granted first liens on the "holdback" from the sale of Zerand in 1998, certain international contracts, and various real and personal property in Butler County, Ohio, as well as second lien positions on accounts receivable, inventory, the real and personal property in Tarrant County, Texas, and all intangibles of the Company.

      The Company was unable to pay certain pension plan minimum payments due on September 15, 1999. Accordingly, the Company filed the necessary forms with the Pension Benefit Guaranty Corporation ("PBGC") to initiate distress terminations of the Company's two defined benefit pension plans. The PBGC is a federal agency that insures and protects pension benefits in certain pension plans when the sponsoring company cannot make the required contributions to fund projected benefit obligations of the plans.

      As a result of the "distress termination" filing in September 1999, the PBGC in November 1999 and February 2000 filed $1.6 million in federal liens against all property and rights to property of the Company on behalf of the Company's Pension Plan for Bargaining Unit Employees.

      In December 1999, the PBGC granted a subordination of their lien interests to the extent of $4 million in favor of the Company's Senior lender, Wells Fargo Credit, Inc., in order to induce the Senior lender to facilitate further loans or extend financial accommodations to the Company.

      In February 2000, the PBGC granted a subordination of their lien interests to Paul I. Stevens on advances of no more than $550,000 by Mr. Stevens subsequent to February 7, 2000. The PBGC reserved certain rights and remedies with respect to prior advances to the Company by Mr. Stevens.


 Overview of 1999 and 1998

      The Company continued to experience a decrease in sales during 1999 and 1998, which primarily reflected the sale of various divisions and a continuation of the reduced order flow that the Company has experienced for the last several years. Orders for 1999 ($11.1 million) increased 8.8% over the previous year. The increase occurred in packaging and specialty web products. In response to the low volume of orders, the Company continued its work force and cost reductions and the consolidation of certain facilities and operating functions. In an effort to cut costs and improve cash flow, the Company has eliminated certain product lines and consolidated manufacturing and assembly at its Fort Worth, Texas, location. The Company believes these actions have helped and will continue to help in its efforts to return to profitability.


 Results of Operations

 A description of the Company's recent divestitures follow.

 Sale of SSMI

      In January  2000,  the  Company sold  its  French  repair  and  service company, SSMI, for a net aggregate consideration of $198,000. The transaction resulted in an aggregate loss of $1.65 million, including a loss on sale of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in accumulated other comprehensive loss. SSMI had 1999 revenues of $3 million and an operating loss of $0.13 million. Net proceeds of this transaction were used to repay a portion of the loans from P. I. Stevens, which were partially collateralized by a lien on this subsidiary.

 Sale of Hamilton Production and Storage Facilities

      In the second quarter of 1999, the Company concluded the sale of the real property at its Hamilton, Ohio production facility for an aggregate consideration of $725,000. The transaction resulted in a small loss due to certain unanticipated costs of vacating the facility. An inventory storage facility at Hamilton, Ohio was sold in August 1999 for an aggregate consideration of $70,000. With the conclusion of this transaction, all real property in Ohio has now been sold. Proceeds of these transactions were used to repay certain expenses of the sale, certain property taxes and repay a portion of the $2.5 million loan from Paul I. Stevens, which was
 partially  collateralized  by  a  lien  on  these  production  and   storage
 facilities.

 Sale of Hamilton Machining Center in July 1998

      In July, 1998 the Company sold the real and personal property at its Hamilton, Ohio machining center ("HMC") and the major portion of its machinery and equipment at its assembly facility in Hamilton, Ohio for an aggregate consideration of approximately $4.33 million. This transaction resulted in the recording of a second quarter 1998 loss on sale of assets of approximately $0.8 million and an additional loss of $0.5 million in the third quarter of 1998 as a result of HMC inventory and other inventory that was abandoned by the Company and included in the sale. Proceeds of the transaction were used to repay the $4 million secured bridge term loan from the Company's new bank lender (the "Bridge Loan") which was loaned to the Company on June 30, 1998, transaction fees and certain real and personal property taxes. HMC had outside sales of $1.2 million and operating losses of $0.35 million in 1997. The Company has replaced certain of the capabilities of its machining center with a group of new and traditional suppliers.

 Sale of Assets of Zerand Division in April 1998

      In April, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable.

      This transaction resulted in an approximate $10 million reduction of the Company's senior secured bank debt. In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million of income before interest, corporate charges and taxes. The Company realized an approximate $3.6 million gain on the sale of Zerand assets.


 Industry Overview

      Stevens markets its systems to its customers in two distinct worldwide industries-the packaging industry and the printing industry. Although both the packaging and printing industries utilize printing in the manufacturing process, the printed products have significantly different applications. In the packaging industry, the printed product functions as the container for the end product, such as food and beverage containers. In the printing industry, the printed product is the end product, such as direct mail inserts, postage stamps and personal checks.

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


 Economic Forecasts

      The Company believes that, in the industry segments which it serves, several major market trends exist that are influencing the development and enhancement of packaging and printing equipment systems. These trends include an increasing emphasis on productivity, changing retailing practices-including greater market segmentation-and increasing environmental regulation. In addition the industry is experiencing a considerable consolidation process with numerous customer consolidations taking place in each of the last several years.

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

      Technological Advancements. The Company demonstrates its technological advancements through its research and development efforts and new product introductions. This included the introduction of the currency examination equipment, the System 2000 flexographic and System 9000 rotogravure printing press systems. The Company works closely with manufacturers of related consumables, i.e., printing plates, anilox rolls, inks, paper and similar products, to create new product enhancements. Historically, the Company's gross expenditures for research and development (including customer funded projects) have exceeded 5% of net sales.

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

 Products

      The Company markets a broad range of packaging and printing equipment systems to the packaging industry and the specialty/commercial and banknote and securities segments of the printing industry. The Company's complete systems integrate a variety of equipment, including printing presses, die cutters and creasers and product delivery systems. Such systems generally include equipment manufactured by the Company and also that produced by other manufacturers with the Company acting as a "systems integrator". The Company also sells the following system components independently of complete systems.

      Automatic Currency Examination ("ACE") Equipment. The Company markets and manufactures high-speed image processing systems primarily for use in the banknote and security printing industry. These systems are used for the examination of banknotes with error detection capabilities for overt and covert anti-counterfeit components and other printing errors. The ACE system achieves the final link in the long-sought goal of complete machine-based production, processing, and distribution of banknotes. The ACE system has resulted from many years of technical development of banknote inspection by the Bank of England Printing Works, and continued development and close cooperation with the Company over the last six years.

      ACE is based on a high-speed digital image processor capable of completely examining each note on both sides of a sheet of banknotes in a single pass through the machine at rates up to 10,000 sheets per hour. ACE enhances productivity by replacing the requirement for examination personnel, reducing the number of related security personnel, and by removing a severe bottleneck in the production flow of a banknote printing works. ACE further provides the standard of consistency for production quality required in the public distribution process of banknotes.

      ACE electronically identifies banknotes that do not meet customer defined quality standards. Once identified, the defective currency is automatically removed from the manufacturing process. In addition to currency inspection and extraction, the ACE system also accounts for the number of sheets entering and exiting the automated examination process.

      Printing Presses. The Company offers all four major printing processes on a worldwide basis for its web-fed packaging and printing systems including flexographic, offset lithographic, rotogravure and intaglio printing and in combinations. Flexography, which historically was well suited for printing large areas of solid color, is typically the least expensive printing process. However, with the Company's technological advances, certain System 2000 flexographic machines are capable of printing quality that rivals offset lithography, at much lower costs. Offset lithography, which is the most widely used printing process, is a process that until now has typically provided a higher quality printed product than flexography. Rotogravure, which uses etched cylinders in the printing process, is a higher quality, more expensive process than either flexography or offset lithography. Intaglio printing, which is the most technologically complex and expensive printing process, utilizes engraved plates and applies ink under extreme pressure to print banknotes and other security documents.

      Die Cutters and Creasers. The Company believes that it offers, through preferential OEM agreements, a broad array of platen die cutters and rotary cutting products and technology in the packaging and printing industries.

      Auxiliary Equipment, Parts and Customer Service. The Company manufactures auxiliary equipment and replacement parts and provides service for its presses and collators, which represented 76% of the Company's net sales for 1999, 60% of net sales for 1998, and 45% of net sales for 1997. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing, such as punching, perforating and folding. Auxiliary equipment also includes print towers to add additional colors and additional collating stations.

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


 Competition

      The Company encounters substantial competition in marketing its products from manufacturers of both sheet-fed and web-fed presses and related equipment. The Company believes that in its selected segments of the packaging and printing industries its competitors are primarily manufacturers of web-fed equipment. The Company's principal web-fed competitors are Bobst, S.A., Komori-Chambon and Goebel. The Company believes that the packaging industry is also served by manufacturers of offset sheet-fed equipment such as Koenig and Bauer-Albert Frankenthal (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The banknote and securities markets are predominately served by sheet-fed equipment made by Koenig and Bauer-Albert Frankenthal (KBA) and marketed by De La Rue Giori. The Company believes that competition for its products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery.

 Research and Development

      Company development projects are funded in varying amounts by customers who are in need of specialized equipment or processes. Research and development costs are charged to operations as incurred and the total of gross expenditures (including customer-funded projects) has exceeded 5% of net sales in recent years.


 Employees

      As of March 1, 2000, the Company had approximately 55 employees. With the closing of the Hamilton plant in 1998, the Company no longer employs any collective bargaining employees.


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

      The absolute value of the backlog varies with the amount of percentage of completion revenue recognized in any one period. This value can fluctuate since the Company experiences an average six to nine month period between the booking of the order and its final shipment. The Company's backlog of unfilled orders as of December 31, 1999 was approximately $2.5 million compared to $2.5 million at December 31, 1998.


 Executive Officers

      The executive officers of the Company are as follows:

      Name              Age  Principal Position with the Company
      ----------------  ---  -----------------------------------
      Paul I. Stevens   85   Chairman of the Board, Chief
                             Executive Officer and Director
      Richard I.        61   President, Chief Operating Officer
      Stevens                and Director
      Constance I.      56   Vice President - Administration,
      Stevens                Assistant Secretary and Director
      George A.         58   Vice President, Treasurer and Chief
      Wiederaenders          Accounting Officer


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

      The Company's Financial Condition Is Poor. The Company is currently experiencing severe liquidity problems and has been unable to pay all of its obligations when they have become due. The Company has had operating losses in each of the last four years, with net sales declining substantially each year since 1995. Since 1997, cash flow from operations has been insufficient to meet the Company's cash requirements. Unless the Company obtains substantial orders for printing equipment in the near future, the Company may be forced to file for bankruptcy. The Company's liabilities may currently exceed the value of its assets.

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

      Economic Downturn.    Sales of  the  Company's packaging  and  printing
 products may be adversely affected by general economic and industry conditions and downturns, and particularly by the price of paper and paperboard. The Company's business and results of operations may be adversely affected by inflation, interest rates, unemployment, paper prices, and other general economic conditions reflecting a downturn in the economy, which may cause customers to defer or delay capital expenditure decisions. The Company incurred losses of $34.2 million in 1996 and $19.2 million in 1997. These losses were caused by many factors, including a slowdown in its customers' capital spending that surfaced in the fourth quarter of 1995; changing printing technology that affected demand for the Company's business forms printing systems, which prior to 1990 represented a substantial portion of the Company's revenues, and by a general economic downturn which impacted or delayed capital expenditure decisions by its customers. Sales of business forms and specialty web printing press systems have historically been subject to cyclical variation based upon specific and general economic conditions, and there can be no assurance that the Company will maintain profitability during downturns.

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

      Dependence Upon New Technologies and Product Development. The Company's industry is highly competitive and is characterized by technological advances and new product introductions and improvements. The Company believes that its future success depends upon its ability to enhance current products, to develop and introduce new and superior products on a timely basis and at acceptable pricing, to respond to evolving customer requirements, and to design and build products which achieve general market acceptance. The ability of the Company to compete successfully will depend on its ability to maintain a technically competent research and development staff and to stay ahead of technological changes and advances in the industry. Many difficulties and delays are encountered in connection with the development of new technologies and related products. There can be no assurance that new products will establish long-term life cycles or assure long-term field use. Moreover, there can be no assurance that any refined or improved versions of current products or any new products that may be introduced in the future will be commercially viable. Current competitors or new market entrants could introduce new or enhanced products with features which render the Company's technology, or products incorporating the Company's technology, obsolete or less marketable.

      International Business Risks. International sales represented 38% of net sales in 1999, 35% in 1998 and 25% in 1997. The Company expects that international sales will continue to represent a significant portion of its total sales. International operations are subject to various risks, including exposure to currency fluctuations, political and economic instability, differing economic conditions and trends, differing trade and business laws, unexpected changes in applicable laws, rules, regulatory requirements or tariffs, difficulty in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences and varying degrees of intellectual property protection. Fluctuations in currency exchange rates could result in lower sales volume reported in U.S. dollars.
  Fluctuations in foreign exchange rates are unpredictable and may be substantial, and, since many of the Company's competitors are foreign, fluctuations in foreign countries may also affect the Company's competitive position in the United States market. Any event causing a sudden disruption of international sales could have a material adverse effect on the Company's operations. There can be no assurance that the Company will be successful if it engages in such practices to a significant degree in the future.

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

      Control by Principal Stockholders. As of March 20, 2000, Paul I. Stevens and persons and entities related to him beneficially own approximately 13% of the outstanding Series A Common Stock and 93% of the outstanding Series B Common Stock of the Company. This ownership represents 72.4% of the combined voting power. Although the impact of the Stevens' holdings is not believed to be material to the operations of the Company, such control may have the effect of reducing liquidity of the stock which may affect shareholder value.

      Volatility of Stock Price. The Company's Series A Common Stock market price in the last few years has ranged from a high of $4.50 per share in the second quarter of 1998 to a low of $0.09 per share in the fourth quarter of 1999. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors related to the announcement of financial results, new product introductions, new orders or order cancellations by the Company or its competitors or by announcements of other matters related to the Company's business. In addition, there can be no assurance that the price of the Series A Common Stock will not fluctuate in the future due to a multiplicity of factors outside of the Company's control, including general economic and stock market conditions, investor perceptions, levels of interest rates and the value of the U.S. dollar.

      Dependence On Key Personnel. The Company's success is largely dependent on the personal efforts of Paul I. Stevens, its Chairman of the Board and Chief Executive Officer, Richard I. Stevens, its President and Chief Operating Officer, and on various other members of its senior management. The loss or interruption of the services of such individuals could have a material adverse effect on the Company's business or prospects. The success of the Company may also be dependent on its ability to hire and retain additional qualified sales, marketing and other personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. In addition, past financial performance of the Company may limit its ability to hire and retain management professionals.

      Rapid Growth and Decline of Revenues. The Company's annual revenue has fluctuated dramatically over the years ranging from 30% growth in 1995 to a 50% decrease in 1999. The growth was largely attributable to the development and sale of new products. In light of this growth, the Company increased the amount of expenditures on its research and development programs, particularly in conjunction with the development of new products.
  In recent years, the Company curtailed many expenditures in response to the slowness of new orders which has been due, in large part, to certain product performance issues related to the new products. These performance issues also severely impacted the Company's liquidity, necessitating large lay offs of personnel, a restructuring of operations to lower operating levels, and consolidation of functions and facilities. In addition, the Company has reduced capital expenditures and implemented certain other cost reduction measures.

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


                                                          Approx.    Owned or
 Location                    Use                          Sq. Ft.     Leased
-----------------  ---------------------------------      ------      ------
Fort Worth, Texas  Executive and engineering offices      12,400      Leased
Fort Worth, Texas  Manufacturing facility and             74,000      Owned
                   administration offices


      See notes G, J and L of the notes to consolidated financial statements of the Company for information relating to property, plant and equipment and leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


 Item 3.  Legal Proceedings.

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

      The Company's low volume of printing press sales has resulted in extensive lay-offs, plant closings and sales of certain operating divisions over the past three years. The reduction in employment has, in turn, created a higher than normal demand for pension benefits necessitating the Company's decision to file for distress termination of the plans. The filings began a series of negotiations with the PBGC regarding funding of the pension benefits of employees. In November 1999 and February 2000, the PBGC filed federal liens aggregating $1.6 million against all property and rights to property of the Company on behalf of the Company's Pension Plan for Bargaining Unit Employees.

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


 Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

                              PART II


 Item 5.  Market  for the Registrant's Common  Stock and Related  Stockholder
 Matters.

      The Company's Series A Common Stock and Series B Common Stock are traded on the American Stock Exchange under the symbols SVEIA and SVEIB, respectively. The following table sets forth for the periods indicated the range of the high and the low closing sale prices per share for the Series A Common Stock and the Series B Common Stock, all as reported on the Composite Tape of the American Stock Exchange Listed Issues, or closing prices as reported by the Over-the-Counter Bulletin Board daily summaries.

                                           Series A            Series B
                                         Common Stock        Common Stock
                                       -----------------    ------------------
                                        High       Low       High        Low
                                       -------    ------    -------    -------
 Year Ending December 31, 1998 .....
 First Quarter .....................  $2  1/2    $1 1/2    $3 15/16   $3  3/8
 Second Quarter ....................   3 13/16    1         4  3/8     3  3/8
 Third Quarter .....................   3 11/16    1         4  1/4     1  1/4
 Fourth Quarter ....................   1  3/8       9/16    1  1/4       13/16

 Year Ending December 31, 1999:
 First Quarter .....................  $1  1/4    $  5/16   $1  3/16   $  11/16
 Second Quarter ....................   1  1/4       5/16      13/16       1/2
 Third Quarter .....................     11/16      1/4        1/2        1/4
 Fourth Quarter ....................      1/2       3/32       1/2        1/4

 First Quarter 2000
   (through March 23, 2000).........  $2  1/4    $  1/4    $2         $   1/16


 As of March 23, 2000, approximately 7,466,000 shares of the Series A Common Stock were outstanding and held by approximately 200 holders of record, and 2,036,000 shares of the Series B Common Stock were outstanding and held by approximately 65 holders of record.

      The Company has not paid cash dividends on its capital stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's capital stock in the foreseeable future. If, however, cash dividends are paid, such dividends will be paid equally to holders of the Series A Common Stock and the Series B Common Stock on a share-for-share basis. See "Description of Capital Stock." In addition, the Company's current credit facility restricts the Company's ability to pay dividends. For a discussion of restrictions of the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

 Recent Sales of Unregistered Securities

      On March 31, 2000, the Company received the net proccees of a private placement of $1 million 10% convertible subordinated notes payable due March 31, 2003 (see Item 1, Business and Note U of Notes to Consolidated Financial Statements). The notes are convertible into 2,000,000 shares of Series A Common Stock (SVEIA), subject to adjustment. The Company issued these unregistered securities in reliance upon Rule 504 of Regulation D of the Securities Act of 1933, as amended.

 Item 6.  Selected Financial Data.

      The following tables set forth selected historical financial information for the indicated periods for the Company. The historical information is derived from the Consolidated Financial Statements of the Company.

                           STATEMENT OF OPERATIONS
                     (In thousands except per share data)
                                                              Year Ended December 31,
                                                   ---------------------------------------------
                                                    1999     1998      1997      1996      1995
                                                   ------   ------    ------    ------   -------
 Net sales                                        $11,137  $22,207   $35,151   $65,659  $139,181
 Cost of sales                                      7,813   17,877    34,011    74,243   108,307
                                                   ------   ------    ------    ------   -------
 Gross profit (loss) (1)                            3,324    4,330     1,140    (8,584)   30,874
 Selling, general and administrative expense        4,909    7,379     9,837    22,485    21,437
 Restructuring charge (3)                               -        -         -     1,300        --
 Loss on impairment of assets                         200      573     6,347       --         --
 Loss on sale of assets                                --       --        --     3,472        --
                                                   ------   ------    ------    ------   -------
 Operating income (loss)                           (1,785)  (3,622)  (15,044)  (35,841)    9,437
 Gain (loss) on sale of assets (4)                 (1,682)   2,203        --        --         -
 Other income (expense)                              (817)  (1,956)   (4,396)   (5,379)   (3,478)
                                                   ------   ------    ------    ------   -------
 Income (loss) before income taxes and
   extraordinary item                              (4,284)  (3,375)  (19,440)  (41,220)    5,959
 Income tax (expense) benefit                           -      (75)      213     7,000    (1,660)
                                                   ------   ------    ------    ------   -------
 Income (loss) before extraordinary item           (4,284)  (3,450)  (19,227)  (34,220)    4,299
 Extraordinary item (2)                                --   11,221         -         -         -
                                                   ------   ------    ------    ------   -------
      Net income (loss)                           $(4,284) $ 7,771  $(19,227) $(34,220) $  4,299
                                                   ======   ======    ======    ======   =======
 Per Common Share - Basic:
 Income (loss) before extraordinary item          $ (0.45) $ (0.36)  $ (2.03)  $ (3.62)    $0.46
 Extraordinary item (2)                                 -     1.18          -         -        -
                                                   ------   ------    ------    ------   -------
      Net income (loss) - basic                   $ (0.45)   $0.82   $ (2.03)  $ (3.62) $   0.46
                                                   ======   ======    ======    ======   =======
 Per Common Share - Diluted:
 Income (loss) before extraordinary item          $  0.45  $ (0.36) $  (2.03)   $(3.62) $   0.45
 Extraordinary item (2)                                --     1.18         -         -         -
                                                   ------   ------    ------    ------   -------
      Net income (loss) - diluted.                $  0.45  $  0.82   $ (2.03)  $ (3.62) $   0.45
                                                   ======   ======    ======    ======   =======
 Weighted average shares outstanding - basic        9,502    9,492     9,457     9,451     9,408
                                                   ======   ======    ======    ======   =======

 Weighted average shares outstanding - diluted      9,502    9,492     9,457     9,451     9,553
                                                   ======   ======    ======    ======   =======

                              BALANCE SHEET DATA
                                 (In thousands)

                                                        Year Ended December 31,
                                           --------------------------------------------------
                                             1999      1998       1997       1996       1995
                                           -------   -------    -------   --------    -------
   Cash and temporary investments ..      $      6  $    164   $    211  $   3,338   $    814
   Working capital (deficit) .......         1,178     1,965   (10,894)   (11,476)     38,127
   Total assets ....................        10,262    14,651     31,890     77,417    117,647
   Long-term debt ..................         6,158     5,244         55        113     33,470
   Total stockholders' equity (deficit)   $(5,396)  $(2,955)   $(9,611)    $10,896    $45,372
 ______________________________

 (1)  Includes increase in gross profit in  1999 of $1.2 million and in  1998 of $1.3 million as  a result of  a decrement in  the LIFO inventory  at
      December 31, 1999 and 1998, respectively.

 (2)  In 1998, gain on early extinguishment of debt was $11.2 million.

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

 (4) Includes loss on January, 2000 sale of SSMI, the Company's French repair and service company, of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in "accumulated other comprehensive loss".

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


 General

      The Company derives its revenues from the sale of packaging and printing equipment systems and related equipment to customers in the packaging industry and the specialty/commercial and security and banknote segments of the printing industry. The Company's net sales have fluctuated from a high of $139.2 million in 1995 to a low of $11.1 million in 1999.

      The Company continued to experience a decrease in sales during 1999 and 1998, which primarily reflected the sale of various divisions and a continuation of the reduced order flow that the Company has experienced for the last several years. Orders for 1999 of $11.1 million increased 8.8% over the previous year. The increase occurred in packaging and specialty web products. In response to the low volume of orders, the Company continued its work force and cost reductions and the consolidation of certain facilities and operating functions. In an effort to cut costs and improve cash flow, the Company has eliminated certain product lines and consolidated manufacturing and assembly at its Fort Worth, Texas, location.
  The Company believes these actions have helped and will continue to help in its efforts to return to profitability.

 Results of Operations

      The following table sets forth, for the periods indicated, certain income statement data as percentages of net sales

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1999     1998     1997
                                                     -----    -----    -----
      Net sales .......................              100.0%   100.0%   100.0%
      Cost of sales ...................               70.2%    80.5%    96.8%
                                                     -----    -----    -----
      Gross profit (loss) .............               29.8%    19.5%     3.2%
      Selling, general and administrative expenses    44.1%    33.2%    28.0%
      Loss on impairment of assets ....                1.8%     2.6%    18.0%
                                                     -----    -----    -----
      Operating income (loss) .........              (16.1%)  (16.3%)  (42.8%)
      Other income (expense):
           Gain (loss) on sale of assets             (15.1%)    9.9%       -
           Interest, net ..............              ( 6.6%)  ( 7.1%)  (10.2%)
           Other, net .................              ( 0.7%)  ( 1.7%)  ( 2.3%)
                                                     -----    -----    -----
      Loss before income taxes and extraordinary
           items ......................              (38.5%)  (15.2%)  (55.3%)


      Comparison of Years Ended December 31, 1999 and 1998

      Sales. The Company's sales for the year ended December 31, 1999 decreased by $11.1 million (or 49.8%) compared to sales in the same period in 1998 due primarily to decreases in packaging system products ($5.6 million) and French service and repair sales ($1.2 million). A total of $4.3 million of the decrease resulted from sales of Zerand, which was sold on April 27, 1998.

      Gross Profit. The Company's gross profit for the year ended December 31, 1999 decreased by $1.0 million compared to gross profit in the same period in 1998. The gross profit margin increased to 29.8% of sales as compared to 19.5% in the comparable period in 1998 due (1) to product mix, shipment of products at near normal margins, and reduced depreciation and product development costs in 1999, and (2) the Company's evaluation of its last-in first-out ("LIFO") inventory reserve and corresponding decrement in the calculated LIFO reserve. The Company evaluated its LIFO inventory reserve principally because of the sale of its machining and production facilities in Ohio in mid-1998 and the complete 1998 changeover of manufacturing philosophy from a "machine and make the component parts" to a "purchase the machined part." This LIFO evaluation process reduced the current year LIFO reserve calculation and, accordingly, increased the gross profit by $1.2 million (or $0.13 per share) for the year ended December 31, 1999.

      Selling, General and Administrative Expenses. The Company's selling, general, and administrative expenses decreased by $2.4 million (or 33.5%) for the year ended December 31, 1999 compared to the same period in 1998 due to cost reduction efforts at corporate headquarters and manufacturing locations in connection with the reduced volume of sales, as well as the impact of the sale of Zerand. Selling, general and administrative expenses for the year ended December 31, 1999 were 44.1% of sales compared to 33.5% of sales for the same period in 1998 due to the huge reduction in sales in 1999. The reduction in expenses was not proportionate to the reduction in sales discussed above.

      Other Income (Expense). The Company's interest expense decreased by $0.8 million for the year ended December 31, 1999 compared to the same period in 1998 due to the reduced borrowings in 1999 resulting from the application of the Zerand and Hamilton sale proceeds to pay down bank indebtedness and the early extinguishment of $17.3 million of subordinated notes, offset by an increased cost of borrowing in 1999. Interest income was negligible for the year ended December 31, 1999 and 1998.

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


 Tax Matters

      The Company's effective state and federal income tax rate ("effective tax rate") was 0% for 1999, 0.3% for 1998, and 0.6% for 1997. This
 decrease in the effective tax rate was due to the uncertainty of future tax benefits from future operations.
 Quarterly Results (Unaudited)

      The following table summarizes results for each of the four quarters for the years ended December 31, 1999, and 1998.


                                               Three Months Ended
                                   ------------------------------------------
                                   March 31,  June 30,  Sept.30,  December 31,
                                     ------    ------    -------   ------
                                     (In thousands, except per share data)
 1999:
     Net sales ...................  $ 3,314   $ 2,575   $ 2,415   $  2,833
     Operating income (loss) .....  $   270   $   297   $  (830)  $ (1,522)
     Net income (loss) ...........  $    43   $     5   $  (994)  $ (3,338)

     Net income (loss) per common
      share - basic and diluted ..  $ 0.005   $  0.00   $ (0.10)  $  (0.35)
1998:
     Net sales ...................  $ 9,697   $ 5,343   $ 2,737   $  4,430
     Operating income (loss) .....  $   557   $(1,813)  $  (987)  $ (1,379)
     Extraordinary item      .....       --   $11,221        --         --
     Net income (loss) ...........  $  (416)  $11,556   $(1,785)  $ (1,584)
     Net income (loss) per common
       share - basic  ............  $ (0.04)  $  1.22   $ (0.19)  $  (0.17)
     Net income (loss) per common
       share - diluted ...........  $ (0.04)  $  1.13   $ (0.19)  $  (0.17)

      The Company attributes the operating and net loss for the fourth quarter of 1999 to (1) a continuing decline in sales volume, (2) accrual for losses on certain major contracts and LIFO inventory, and (3) unabsorbed overhead costs due to the low shipment volume in the quarter, and (4) loss on January 2000 sale of SSMI of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholders equity in "accumulated other comprehensive loss".

      The Company attributes the operating and net loss for the fourth quarter of 1998 to (1) a continuing decline in orders ($3.0 million versus $20.3 million for the last six months of 1998 and 1997, respectively); (2) a non-cash charge for loss on impairment of asset values of $0.57 million and
 (3) unabsorbed overhead costs due to the low shipment volume in the quarter.

      The Company has taken certain continuing cost reduction actions to adjust its expected 2000 production to the order flow in 1999.


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

      Net cash provided by (used in) operating activities was $(1.6) million in 1999, $(5.9) million in 1998, and $(3.3) million in 1997. Net cash provided by (used in) operating activities (before working capital requirements) was $(1.9) million in 1999, $(4.5) million in 1998, and $(10.4) million in 1997. Working capital provided (used) cash of $0.3 million in 1999, $(1.4) million in 1998, and $7.0 million in 1997. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders.

      In April 2000, the Company completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes"). Net proceeds of the Notes will be used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

       The Company's capital  expenditures were  $0.1 million  in 1999,  $0.2
 million in 1998,  and $0.1  million in  1997   and were  used primarily  for
 certain machinery and equipment modernization.

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

      The Company's bank credit facility bears interest at 13% over prime and matures June 30, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of December 31, 1999 there were $2.07 million in direct borrowings and no standby letters of credit outstanding, with approximately $0.2 million additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at December 31, 1999.

      The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $6.1 million at December 31, 1999 have first liens on certain assets of the Company, principally a $0.5 million platen cutter relating to the hold back on the sale of the Zerand division, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The Company was paid $500,000 of the Zerand escrow hold back funds net of amounts owed to the purchaser on November 6, 1998. Because these hold back funds collateralized certain Paul I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company. The secured loans from Paul I. Stevens are due June 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

      The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

      The Company was unable to pay certain pension plan minimum payments due on September 15, 1999. Accordingly, the Company filed the necessary forms with the Pension Benefit Guaranty Corporation ("PBGC") to initiate distress terminations of the Company's two defined benefit pension plans. The PBGC is a federal agency that insures and protects pension benefits in certain pension plans when the sponsoring company cannot make the required contributions to fund projected benefit obligations of the plans.

      The Company's low volume of printing press sales has resulted in extensive lay-offs, plant closings and sales of certain operating divisions over the past three years. The reduction in employment has, in turn, created a higher than normal demand for pension benefits necessitating the Company's decision to file for distress termination of the plans. The filings have begun a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed liens in the aggregate amount of $1.6 million.

      The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company.
 Through December  31, 1999,   the  Company's  Chairman and  Chief  Executive
 Officer has loaned the Company $6.16 million for its short-term cash requirements. As of December 31, 1999, this amount has not been repaid.

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


 Item 8. Financial Statements and Supplementary Data.

 Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                      Page
                                                                     Number
                                                                     ------
 Report of Management.........................................         20
 Report of Independent Certified Public Accountants ..........         21
 Independent Auditors' Report ................................         22
 Consolidated Balance Sheets -- December 31, 1999 and 1998 ...         23
 Consolidated Statements of Operations -- Years Ended December
   31, 1999, 1998 and 1997 ...................................         24
 Consolidated Statement of Stockholders'  Equity -- Years
   Ended  December 31, 1999, 1998 and 1997 ...................         25
 Consolidated Statements of Cash Flows -- Years Ended December
   31, 1999, 1998 and 1997 ...................................         26
 Notes to Consolidated Financial Statements ..................         27
 Schedule II -- Valuation and Qualifying Accounts -- Years
   Ended December 31, 1999, 1998 and 1997.....................         45

      All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.
 Report of Management

      The consolidated financial statements of Stevens International, Inc. have been prepared by management and have been audited by certified public accountants, whose reports follow. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of the annual report. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based upon currently available information of the effects of certain events and transactions.

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

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 Board of Directors and Stockholders
    Stevens International, Inc.


      We have audited the accompanying consolidated balance sheets of Stevens International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stevens International, Inc. and subsidiaries as of December 31, 1999, and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

      We have also audited Schedule II for the years ended December 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

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

 GRANT THORNTON LLP

 Dallas, Texas
 March 24, 2000
 (except for Note U as to which
 the date is March 31, 2000)

                         INDEPENDENT AUDITORS' REPORT



 Board of Directors and Stockholders
 Stevens International, Inc.

      We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 of Stevens International, Inc. and subsidiaries. Our audit also included the financial statement schedule listed in the Index at Item 8 for the year ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements of Stevens International, Inc. and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 1997.

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



 DELOITTE & TOUCHE LLP

 Fort Worth, Texas
 March 31, 1998

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except share data)

                                                         December 31,
                                                     --------------------
                                                      1999          1998
                                                     ------        ------
     ASSETS
  Current assets:
     Cash                                           $     6       $   164
     Trade accounts receivable, less allowance
       for losses of $70 and $529  in 1999 and
       1998, respectively                               936         1,711
     Costs and estimated earnings in excess of
       billings on long-term contracts                  109           665
     Inventories                                      6,303         6,146
     Other current assets                                93         1,076
     Assets held for sale                               363           988
                                                     ------        ------
            Total current assets                      7,810        10,750
  Property, plant and equipment, net                  1,795         2,600
  Other assets, net                                     657         1,301
                                                     ------        ------
                                                    $10,262       $14,651
                                                     ======        ======

       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Trade accounts payable                        $  2,120     $   3,035
     Other current liabilities                        1,691         3,705
     Income taxes payable                               110            75
     Customer deposits                                  641           310
     Advances from stockholder                          ---         1,645
     Current portion of long-term debt                2,070            15
                                                     ------        ------
            Total current liabilities                 6,632         8,785

  Long-term debt                                        ---         2,294
  Note payable - stockholder                          6,158         2,950
  Accrued pension costs                               3,110         3,577
  Commitments and contingencies                         ---           ---
  Stockholders' equity:
     Preferred stock, $0.10 par value,
       2,000,000 shares authorized , none issued
       and outstanding                                  ---           ---
     Series A Common Stock, $0.10 par value,
       20,000,000 shares authorized, 7,459,000
       and 7,418,000 issued and outstanding at
       December 31, 1999 and 1998, respectively         745           741
     Series B Common Stock, $0.10 par value,
       6,000,000 shares    authorized, 2,042,000
       and 2,085,000 shares issued and outstanding
       at December 31, 1999 and 1999, respectively      205           209

     Additional paid-in capital                      39,961        39,961
     Accumulated other comprehensive (loss)          (2,549)       (4,150)
     Retained deficit                               (44,000)      (39,716)
                                                     ------        ------
            Total stockholders' equity (deficit)     (5,638)       (2,955)
                                                     ------        ------
                                                    $10,262       $14,651
                                                     ======        ======

              See notes to consolidated financial statements.

               STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except share data)

                                             Year Ended December 31,
                                          -----------------------------
                                           1999       1998        1997
                                          ------     ------     -------
  Net sales                              $11,137    $22,207    $ 35,151
  Cost of sales                            7,813     17,877      34,011
                                          ------     ------     -------
  Gross profit                             3,324      4,330       1,140
  Selling, general and
  administrative expenses                  4,909      7,379       9,837
  Loss on impairment of assets               200        573       6,347
                                          ------     ------     -------
  Operating (loss)                        (1,785)    (3,622)    (15,044)

  Other income (expense):
    Gain (loss) on sale of assets         (1,682)     2,203           -
    Interest income                           31         13          95
    Interest expense                        (769)    (1,580)     (3,666)
    Other, net                               (79)      (389)       (825)
                                          ------     ------     -------
                                          (2,499)       247      (4,396)
                                          ------     ------     -------
  (Loss) before taxes and
    extraordinary item                    (4,284)    (3,375)    (19,440)
  Income tax benefit (expense)                --        (75)        213
                                          ------     ------     -------
     (Loss) before extraordinary item     (4,284)    (3,450)    (19,227)

  Extraordinary gain on debt
    extinguishment                             -     11,221           -
                                          ------     ------     -------
  Net income (loss)                      $(4,284)   $ 7,771    $(19,227)
                                          ======     ======     =======
  Net income (loss) per common share
    Income (loss) before
      extraordinary gain                 $ (0.45)   $ (0.36)   $  (2.03)
    Extraordinary gain                         -       1.18           -
                                          ------     ------     -------
  Net income (loss)  - basic and
    diluted                              $ (0.45)   $  0.82    $  (2.03)
                                          ======     ======     =======

  Weighted average number of shares
    of common and common stock
    equivalents outstanding during
    the periods - basic and diluted        9,502      9,492       9,457
                                          ======     ======     =======

             See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Amounts in thousands)

                                                                                                    Accumulated
                                                                        Additional                     Other
                                  Series A Stock     Series B Stock       Paid-In       Retained    Comprehensive
                                  Shares  Amount     Shares  Amount       Capital       (Deficit)      Loss         Total
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, January 1, 1997       7,340    $ 734     2,111   $ 211       $39,844       $(28,260)     $(1,633)     $ 10,896
    Net loss                          -        -         -       -             -        (19,227)           -       (19,227)
    Foreign currency
       translation adjustment         -        -         -       -             -              -         (602)         (602)
    Excess pension liability
       adjustment                     -        -         -       -             -              -         (779)         (779)
                                                                                                                    ------
    Comprehensive loss                                                                                             (20,608)
                                                                                                                    ------
    Conversion of Series B
      stock to Series A stock        13        1      (13)      (1)            -              -            -             -
    Exercise of stock warrants       38        4         -       -            97              -            -           101
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, December 31, 1997     7,391      739     2,098     210        39,941        (47,487)      (3,014)       (9,611)
    Net income                        -        -         -       -             -          7,771            -         7,771
    Foreign currency
       translation adjustment         -        -         -       -             -              -         (295)         (295)
    Excess pension liability
       adjustment                     -        -         -       -             -              -         (841)         (841)
                                                                                                                     -----
    Comprehensive income                                                                                             6,635
                                                                                                                     -----
    Exercise of stock options        14        1         -       -            20              -            -            21
    Conversion of Series B
      to Series A stock              13        1      (13)      (1)            -              -            -             -
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, December 31, 1998     7,418      741     2,085     209        39,961        (39,716)      (4,150)       (2,955)
   Net loss                           -        -         -       -             -         (4,284)           -        (4,284)
    Foreign currency
       translation adjustment         -        -         -       -             -              -       (1,064)       (1,064)
    Excess pension liability
       adjustment                     -        -         -       -             -              -          537           537
                                                                                                                     -----
   Comprehensive loss                                                                                               (2,683)
   Conversion of Series B
     to Series A stock               41        4       (41)     (4)            -              -            -             -
                                  -----     ----     -----    ----        -------        ------       ------        ------
   Balance, December 31, 1999     7,459    $ 745     2,044   $ 205       $39,961       $(44,000)     $(2,549)      $(5,638)
                                  =====     ====     =====    ====        ======        =======       ======        ======

   See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                                             Year Ended December,
                                                       -----------------------------
                                                         1999        1998      1997
                                                       -------     -------   -------
 Cash provided by operations:
  Net income (loss)                                   $ (4,284)   $  7,771  $(19,227)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                         906         934     3,350
     Extraordinary gain on debt extinguishment               -     (11,221)        -
     Accrued pension costs                                  71        (134)      253
     Loss on impairment of assets                          200         573     6,347
     (Gain) loss on sale of assets                       1,682      (2,203)       --
     Other                                                (521)       (294)     (620)
  Changes in operating assets and liabilities net
    of effects from purchase of subsidiary in 1995:
     Trade accounts receivable                             775       1,446     7,780
     Contract costs in excess of billings                  555       1,411      (357)
     Inventories                                          (157)        464     2,551
     Refundable income taxes                                48         (48)    2,464
     Other assets                                          978         (36)    5,871
     Trade accounts payable                               (915)        344    (5,631)
     Other liabilities                                    (913)     (4,934)   (6,143)
                                                       -------     -------   -------
          Total cash provided by (used in)
            operating activities                        (1,575)     (5,927)   (3,362)
                                                       -------     -------   -------
 Cash provided by (used in) investing activities:
  Additions to property, plant and equipment              (117)       (232)      (93)
  Proceeds from insurance and sale of assets                 -           -         -
  Deposits and other                                         -          16       397
  Disposal of the net assets of divisions                  945      14,733    10,384
                                                       -------     -------   -------
          Total cash provided by (used in)
            investing activities                           828      14,517    10,688
                                                       -------     -------   -------
 Cash provided by (used in) financing activities:
  Increase (decrease) in current portion of
    long-term debt                                         (15)    (13,848)  (10,496)
  Net increase (decrease) in long-term debt                604       5,190       (58)
  Sale of stock and exercise of stock options                -          21       101
                                                       -------     -------   -------
          Total cash provided by (used in)
            financing activities                           589      (8,637)  (10,453)
                                                       -------     -------   -------
 Increase (decrease) in cash                              (158)        (47)   (3,127)
 Cash at beginning of year                                 164         211     3,338
                                                       -------     -------   -------
 Cash at end of year                                  $      6    $    164  $    211
                                                       =======     =======   =======
 Supplemental disclosure of cash flow information:
     Interest                                         $    258    $    614  $  1,252
     Income taxes                                            -          --    (2,677)

 See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1999, 1998 and 1997


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

      Inventory

           Approximately 53 % of inventory at December 31, 1999 is valued at the lower of cost, using the last-in, first-out (LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method. The LIFO method was used for 31% of the inventory at December 31, 1998.

      Property, Plant and Equipment

           Property, plant and equipment are recorded at cost.   Depreciation
 is computed on a straight-line basis over the estimated useful lives of three to forty years for the related assets.

      Other Assets

           Included in other assets are patent costs, and goodwill.    Patent
 costs are amortized over the remaining life of the patents, and goodwill is amortized over thirty years.

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

      Translation of Foreign Currency

           The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

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

 C.  Divestiture of Division Assets

      Sale of SSMI

      In January  2000,  the  Company sold  its  French  repair  and  service company, SSMI, for a net aggregate consideration of $198,000. The transaction resulted in an aggregate loss of $1.65 million, including a loss on sale of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in accumulated other comprehensive loss. SSMI had 1999 revenues of $3 million and an operating loss of $0.13 million. Net proceeds of this transaction were used to repay a portion of the loans from Paul I. Stevens, which were partially collateralized by a lien on this subsidiary.

      Sale of Hamilton Production and Storage Facilities in 1999

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

      Sale of Assets of Zerand Division in April 1998

      On April 27, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable. The Company was obligated in 1999 to repurchase a platen cutter at a purchase price of $0.9 million. The remaining balance in the escrow holdback was used to partially offset the price of the platen cutter.

      This 1998 transaction resulted in an approximate $10 million reduction of the Company's senior secured bank debt. In 1997, Zerand contributed sales of approximately $11.6 million and approximately $1.8 million of income before interest, corporate charges and taxes. The Company realized an approximate $3.6 million gain on the sale of Zerand assets.


 D.  1999 and 1998 Loss on Impairment of Assets

      In September  1999  certain  inventory assets  were  determined  to  be
 worthless.   A  third quarter  1999  non-cash  charge of  $0.2  million  was recorded to reflect this impairment of value.

      In connection with the continuing consolidation of operating facilities, the Company decided in November 1997 to sell certain production facilities. Based upon bids received or other pertinent valuations, the Company recorded a 1998 fourth quarter non-cash charge of $0.57 million to reflect the estimated ultimate realizable value of one production and one inventory storage facility in Hamilton, Ohio which were sold. The production facility was sold in 1999. The aggregate carrying value of these assets in 1998, prior to the impairment adjustment was $1.4 million.

 E.  Costs and Estimated Earnings on Uncompleted Long-Term Contracts

      Unbilled  costs  and  estimated   earnings  on  uncompleted   contracts
 represent revenue earned but not billable under terms of the related contracts being accounted for using the percentage of completion revenue recognition method.

      A summary of all costs and related progress billings at December 31, 1999 and 1998 follows:

                                                      December 31,
                                                   -----------------
                                                    1999       1998
                                                   -----       -----
                                                (Amounts in thousands)
     Cost incurred on uncompleted contracts       $  205      $5,155
     Estimated earnings                              106          --
                                                   -----       -----
     Revenue from long-term contracts                311       5,155
     Less:  Billings to date                         202       4,490
                                                   -----       -----
                                                  $  109      $  665
                                                   =====       =====

      The  $109,000  and  $665,000  net  differences  are  included  in   the
 accompanying balance sheets under the caption "Cost and estimated earnings in excess of billings on long-term contracts."


 F.  Inventories

      Inventories consist of the following:

                                                     December 31,
                                                  ------------------
                                                  1999          1998
                                                  -----         -----
                                               (Amounts in thousands)
         Finished product                        $1,396        $  630
         Work in progress                           349         1,458
         Raw material and purchased parts         4,558         4,058
                                                  -----         -----
                                                 $6,303        $6,146
                                                  =====         =====

      Replacement  cost   exceeds   financial   accounting   LIFO   cost   by
 approximately $696,000 at December 31, 1999  and $1,938,000 at December  31,
 1998.

 G.  Property, Plant and Equipment

      Property, plant and equipment consists of:

                                                           December 31,
                                         Range of       -------------------
                                     Estimated Useful    1999        1998
                                          Lives        (Amounts in thousands)
                                       -----------      ------       ------
      Land ........................        N/A         $   416      $   477
      Building and improvements ...    15-40 years       1,436        1,867
      Machinery and equipment .....     5-18 years       1,515        1,001
      Furniture and fixtures ......     3-10 years       5,968        3,227
      Leasehold improvements ......     8-20 years           -          295
                                                        ------       ------
                                                         9,335        6,867
      Less: accumulated depreciation and amortization    7,540        4,267
                                                        ------       ------
                                                       $ 1,795      $ 2,600
                                                        ======       ======

 H.  Other Assets

      Other assets consist of:

                                                             December 31,
                                                            --------------
                                                            1999      1998
                                                            -----     -----
                                                        (Amounts in thousands)
       Goodwill, net of amortization of $147 and $133      $  235    $  251
       Patents, net of amortization of $286 and $282           58        62
       Intangible pension asset .....................           -       166
       Banknote and securities technology intangible          287       752
         asset ......................................
       Other ........................................          77        70
                                                            -----     -----
                                                           $  657    $1,301
                                                            =====     =====

 I.  Other Current Liabilities

      Other current liabilities consist of:

                                                             December 31,
                                                         -------------------
                                                         1999          1998
                                                         -----         -----
                                                      (Amounts in thousands)
       Salaries and wages .......................       $  205        $  190
       Taxes other than income taxes ............          119           760
       Employee benefits ........................          289           827
       Accrued interest .........................           24           406
       Contract reserves ........................          674           533
       Warranty reserve .........................          150           544
       Other accrued expenses ...................          230           445
                                                         -----         -----
                                                        $1,691        $3,705



 J.  Long-Term Debt

      Long-term debt consists of the following:
                                                            December 31,
                                                         1999          1998
                                                         -----         -----
                                                        (Amounts in thousands)
     Paul I. Stevens, interest at prime rate plus 2%    $6,158        $2,950
     Notes payable to banks, interest at prime rate
     plus 13% at December 31, 1999 (Net of unamortized
     origination fees of $52 and $88) ...........        2,070         2,291
     Other ......................................           --            18
                                                         -----         -----
                                                         8,228         5,259
     Less: current portion ......................        2,070            15
                                                         -----         -----
                                                        $6,158        $5,244
                                                         =====         =====

      The interest rate on direct borrowings under the Company's Bank Credit Facility at December 31, 1999 is at the lender's prime rate (8.5%) plus 13% (or 9.75%). Under its credit facility, the Company may borrow up to $4.0 million in the form of direct borrowings and letters of credit. As of December 31, 1999 there was $2.07 million in direct borrowings and $0 in standby letters of credit outstanding, with approximately $0.2 million additional availability for such borrowings. At December 31, 1998, $2.38 million of the Company's borrowings were at the lender's prime rate of interest (8.0%) plus 13%.

      The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement under which the Company has outstanding debt of approximately $2 million. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request with the PBGC (see Note M). The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at December 31, 1999.

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

      The Company's Bank Credit Facility has first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $6.1 million at December 31, 1999 have first liens on certain assets of the Company, principally a $0.5 million platen cutter relating to the holdback on the sale of Zerand, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The Company was paid $500,000 of the Zerand escrow holdback funds net of amounts owed to the purchaser on November 6, 1998. Because these holdback funds collateralized certain P. I. Stevens advances, the $500,000 was paid to him to reduce his secured loans to the Company. The secured loans from Paul I. Stevens are due June 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

      The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

      Principal maturities of the outstanding long-term debt at December 31, 1999, are as follows (Amounts in thousands):

      Year ending December 31, 2001. . . . . . . . . .  $ 6,210

      Less unamortized loan origination fees . . . . .       52
                                                         ------
                                                        $ 6,158
                                                         ======

 K.  Income Taxes

      The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 1999, the Company had the following losses and credits available for carryforward for federal income tax purposes:

        Net operating loss - $11,451,000
        expiring in 2011 and 2012 and $4,283,000
        expiring in 2019                               $15,734,000
        General business credit -- expiring
        in 2005, 2009 and 2010                         $ 1,552,000
        Minimum tax credit -- not subject
        to expiration                                  $   832,000

      During 1998, the Company recognized income from cancellation of indebtedness of $11,221,000. Pursuant to Internal Revenue Code Section 108, this amount was not includible in taxable income; however, it reduced the Company's net operating loss carryforward as of January 1, 1999. The net operating loss carryforward described above has been reduced for the impact of the 1998 cancellation of indebtedness transaction.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                                December 31,
                                                              1999     1998
                                                             ------   ------
                                                       (Amounts in thousands)
   Deferred tax assets:
   Difference between book and tax basis of property        $   345  $ 1,055
   Difference between book and tax basis of intangibles           1        1
   Difference between book and tax basis of pension
   liability ................................                   557      557
   Reserves not currently deductible ........                 2,924    3,626
   Net operating loss, credit and other carryforwards         7,745    5,993
   Other ....................................                    60       91
                                                             ------   ------
                                                             11,632   11,323
                                                             ------   ------
   Deferred tax liabilities:
   Excess of tax over book pension cost .....                   124      380
   Differences between book and tax LIFO inventory            1,839    1,916
   reserves .................................
                                                             ------   ------
                                                              1,963    2,296
                                                             ------   ------
   Net deferred tax assets  .................                 9,669    9,027
   Less valuation allowance .................                (9,669)  (9,027)
                                                             ------   ------
   Net deferred tax assets ..................               $   -0-  $   -0-
                                                             ======   ======

      The provisions for income taxes consists of the following:

                                                    Year Ended December 31,
                                                   -------------------------
                                                   1999       1998      1997
                                                   ----       ----      ----
                                                    (Amounts in thousands)
      Current provision (benefit) for
      income taxes .......................        $  --      $  75     $(213)
      Deferred provision (benefit) for
      income taxes .......................           --         --       --
                                                   ----       ----      ----
                                                  $  --      $  75     $(213)
                                                   ====       ====      ====


      The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                      December 31,
                                           -------------------------------
                                             1999        1998       1997
                                           -------      ------     -------
                                                (Amounts in thousands)
        Tax expense (benefit), at
        statutory rate  ................  $ (1,456)    $ 2,642    $ (6,732)
        Goodwill expense ...............         5       1,483          73
        Other, net .....................       206          (5)       (258)
        State and local taxes ..........        65          --        (213)
        Valuation allowance ............     1,180      (4,045)      6,917
                                           -------      ------     -------
        Actual tax expense (benefit) ...  $    ---     $    75    $   (213)
                                           =======      ======     =======

 L.  Commitments and Contingencies

      The Company leases equipment and office facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense was $223,000 for the year ended December 31, 1999, $246,000 in 1998, and $293,000 in 1997.

 The following is a schedule by year of minimum rental payments due under non-cancelable leases with initial or remaining minimum lease terms in excess of one year as of December 31, 1999:


                                                Operating
                                               (Amounts in
                                                thousands)
                                                  ----
           Year ending December 31, 2000 ...     $  66
                2001                                 7
                2002                                 7
                2003                                 7
                2004 and thereafter ........         -
                                                  ----
             Total minimum lease payments...     $  87
                                                  ====


      At December 31, 1999, the Company had no capital equipment leases and no outstanding capital expenditure purchase commitments.

      The Company is contingently liable for approximately $0.2 million at December 31, 1999, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position, cash flows or results of operations of the Company as a result of these agreements is remote.

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


 M.  Employee Benefit Plan

      Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($10,000 in 1999 and $10,000 in
 1998) and a discretionary matching contribution by the Company for non-union employees. Company matching contributions were $-0- in 1999, 1998, and 1997.

      The Company has sponsored defined benefit pension plans covering its employees. The two plans provided for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company was unable to pay certain pension plan minimum payments due on September 15, 1999. Accordingly, the Company filed the necessary forms with the Pension Benefit Guaranty Corporation ("PBGC") to initiate distress terminations of the Company's two defined benefit pension plans. The PBGC is a federal agency that insures and protects pension benefits in certain pension plans when the sponsoring company cannot make the required contributions to fund projected benefit obligations of the plans.

      The Company's low volume of printing press sales has resulted in extensive lay-offs, plant closings and sales of certain operating divisions over the past three years. The reduction in employment has, in turn, created a higher than normal demand for pension benefits necessitating the Company's decision to file for distress termination of the plans. The filings have begun a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed liens against all property and rights to property of the Company in the aggregate amount of $1.6 million. The assets of the pension plans are maintained in trusts and consist primarily of equity and fixed income securities. Pension expense was $259,000 in 1999, $395,000 in 1998, and $145,000 in 1997.

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

      The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 1999 and 1998.


                     Status of Plans
                                                1999         1998
                                                -----        -----
                                            (Amounts in thousands)
    Actuarial present value of benefit
    obligations:
      Vested .......................           $5,219       $6,662
      Non-vested ...................               --           --
                                                -----        -----
    Accumulated benefit obligation .           $5,219       $6,662
                                                =====        =====

    Plan assets at fair value ......           $2,080       $2,637
    Projected benefit obligation ...            5,219        6,662
                                                -----        -----
    Projected benefit obligation in
    excess of plan assets ..........            3,139        4,025

    Unrecognized prior service cost                --         (358)
    Unrecognized net gain (loss) ...           (2,549)      (3,279)
    Adjustment required to recognize
    minimum liability. .............            2,549        3,637
                                                -----        -----
    Pension liability recognized in
    balance sheet ..................           $3,139       $4,025
                                                =====        =====

      Net periodic pension cost was composed of the following elements:

                                                    December 31,
                                           ---------------------------
                                            1999       1998      1997
                                           ------     ------    ------
                                              (Amounts in thousands)
 Service cost ...................         $    --    $    37   $   268
 Interest cost ..................             388        408       420
 Prior service cost adjustment ..              --         --        --
 Curtailment gain  ..............              --         --      (360)
 Actual return on plan assets:
    Loss (gain) .................            (217)      (239)     (175)
 Net amortization and deferral ..              88        144       (8)
                                           ------     ------    ------
    Net periodic pension cost ...         $   259    $   395   $   145
                                           ======     ======    ======


                                                      December 31,
                                                  --------------------
                                                  1999    1998    1997
                                                  ----    ----    ----
  Major assumptions used:
     Discount rate ................               6.5%    6.5%    6.5%
     Expected long-term rate of return on
     assets .......................               8.5%    8.5%    8.5%
     Rate of increase in compensation levels      0.0%    0.0%    0.0%

      The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregated $-0- in 1999, 1998 and 1997.

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

 N.  Related Party Transactions

      The Company and Xytec, a subsidiary of Stevens Industries, Inc. one of the principal shareholders of the Company, entered into various agreements for Xytec to provide software and computer related services and equipment as a subcontractor on certain major contracts. Xytec was paid $328,000 on these agreements in 1999, $856,000 in 1998, and $594,000 in 1997.

      Two company directors and officers were partners in a venture that leased office facilities to the Company through September 30, 1998. Amounts paid to the partnership as rent and maintenance were approximately $84,000 in 1998, and $111,000 in 1997.

      Through December 31, 1999, Paul I. Stevens, the Company's Chairman and Chief Executive Officer has loaned the Company $6.16 million on a long-term arrangement. (See Note J of Notes to Financial Statement.) As of December 31, 1999, this amount has not been repaid.

 O.  Research and Development, Sales to Major Customers and Foreign Sales

      The Company incurred gross company funded research and development expenses of approximately $125,000, for the year ended December 31, 1999, $172,000 in 1998, and $44,000 in 1997.

      Net sales to customers outside of the United States were approximately $3,940,000 in 1999 , $7,851,000 in 1998, and $8,796,000 in 1997.

      Shipments to one customer in 1999, Bell Paper Box, exceeded 10% of the sales. Shipments to one customer in 1998, Field Packaging Co. LLP and one customer in 1997, Universal Packaging Company, exceeded 10% of total sales. The Company has no foreign exchange contracts.


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

      Options to purchase shares  of common stock have  also been granted  to directors and  others  who are  not  eligible  to participate  in  the  1987 employee plan.  A summary of stock option activity for the last three  years follows:

                                                 Series A   Weighted Average
                                               Stock Option  Exercise Price
                                                  -------         ----
    Stock Option Plan:
    Balance at January 1, 1997 ........           552,900        $5.63
    Granted ...........................           345,000         1.50
    Cancelled  ........................          (502,900)        5.33
                                                  -------         ----
    Balance at December 31, 1997 ......           395,000        $2.18
    Granted ...........................           285,000         1.50
    Exercised .........................           (14,100)        1.50
    Cancelled .........................           (70,900)        5.27
                                                  -------         ----
    Balance at December 31, 1998  .....           595,000        $1.50
    Cancelled .........................          (105,000)        1.50
                                                  -------         ----
    Balance at December 31, 1999  .....           490,000        $1.50
                                                  =======         ====


                                                 Series A   Weighted Average
                                               Stock Option  Exercise Price
                                                  -------         ----
  Directors and Others:
  Balance at December 31, 1996 .....              114,500        $5.15
  Granted ..........................               35,000         1.50
  Cancelled ........................              (39,500)        5.22
                                                  -------         ----
  Balance at December 31, 1997 .....              110,000        $3.97
  Granted ..........................               25,000         2.25
                                                  -------         ----
  Balance at December 31, 1998 and 1999           135,000        $3.65


 Stock Options outstanding as of December 31, 1999 are as follows:

                   Options Outstanding         Options Exercisable
                    -----------------    ------------------------------
 Range of Exercise  Number   Weighted    Weighted    Number    Weighted
     Prices                  Average     Average               Average
                             Years to    Exercise              Exercise
                            Expiration    Price                 Price
  -------------     -------    ----        ----      -------     ----
  $1.50 ......      490,000    2.35       $1.50      490,000    $1.50
  $5.50 - $7.19      50,000    5.30       $3.65      135,000    $3.65
  $1.50 - $3.00      85,000    5.30
                    -------                          -------
  $1.50 - $7.19     625,000                          625,000

      The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan, as described above, the Company's net income would have been reduced by $0 million in 1999, $0.3 million in 1998, and $0.03 million in 1997. Earnings (loss) per share would have been reduced by $0 per share in 1999, $0.03 per share in 1998, and $0.03 per share in 1997.

      Weighted average grant-date fair value of options in 1999 $(0), 1998 $(1.05), and 1997 $(0.83) were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                    1999       1998       1997
                                    ----       ----       ----
  Expected volatility ........        60%        60%        60%
  Expected dividend yield ....        0          0          0
  Expected option term .......    5 years    5 years    5 years
  Risk-free rate of return ...       5.5%       5.5%       7.5%


 Q.  Quarterly Results (Unaudited)

      The following table summarizes results for each of the four quarters for the years ended December 31, 1999 and 1998. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).


                                                                  Three Months Ended
                                                -------------------------------------------------------
                                                March 31,       June 30,    September 30,   December 31,
                                                 -------        -------        -------        -------
                                             (Amounts in thousands except per share data)
  1999:
    Net sales ..................                $  3,314       $  2,575       $  2,415       $  2,833
    Operating income (loss) ....                $    270       $    297       $   (830)      $ (1,522)
    Net income (loss) ..........                $     43       $      5       $   (994)      $( 3,338)
    Net income (loss) per common
    share - basic and diluted ..                $  0.005       $   0.00       $  (0.10)      $  (0.35)

  1998:
    Net sales ..................                $  9,697       $  5,343       $  2,737       $  4,430
    Operating income (loss) ....                $    557       $ (1,813)      $   (987)      $ (1,379)
    Extraordinary item..........                      --       $ 11,221             --             --
    Net income (loss) ..........                $ ( 416)       $ 11,556       $ (1,785)      $ (1,584)
    Net (loss) per common share - basic         $ (0.04)       $   1.22       $  (0.19)      $  (0.17)
    Net (loss) per common share - dluted        $ (0.04)       $   1.13       $  (0.19)      $  (0.17)

      The Company attributes the operating and net loss for the fourth quarter of 1999 to (1) continuing decline in sales volume, (2) accrual for losses on certain major contracts and LIFO inventory, and (3) unabsorbed overhead costs due to the low shipment volume in the quarters, and (4) loss on January 2000 sale of SSMI of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million previously reported as a charge against stockholders equity in "accumulated other comprehensive loss."

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

                                   Total     Revenue   Deprec.   Income(loss)  Unusual
                                   Assets              & Amort    From Oper.    Items
                                   ------    -------   -------     -------     -------
 Segments in 1999
 ----------------
 Banknote Inspection, Printing
 & Packaging Equipment           $  8,958   $  8,123   $   860    $ (4,153)   $ (1,600) (1)
 French Repair & Service
 Company - Sold in 2000 ...         1,304      3,014        46        (131)          -
                                   ------    -------   -------     -------     -------
 Totals ...................      $ 10,262   $ 11,137   $   906    $ (4,284)   $ (1,600)

 Segments in 1998
 ----------------
 Banknote Inspection, Printing
 & Packaging Equipment           $ 12,920   $ 13,590   $   807    $ (4,453)   $ (1,973) (2)
  French Repair & Service
 Company ..................         1,731      4,312        33         133           -
 Zerand Platen Cutter
 Equipment - Sold in 1998 .             -      4,305        94         698       3,600  (3)
                                   ------    -------   -------     -------     -------
 Totals ...................      $ 14,651   $ 22,207   $   934    $ (3,622)   $  1,627

 Segments in 1997
 ----------------
 Banknote Inspection,              15,153     18,965     2,775     (17,220)     (6,347) (4)
 Printing & Packaging
 Equipment
  French Repair & Service
 Company ..................         1,928      4,592        38         371          -
 Zerand Platen Cutter
 Equipment ................        14,809     11,594       537       1,805          -
                                   ------    -------   -------     -------     -------
 Totals ...................      $ 31,890   $ 35,151   $ 3,350    $(15,044)   $(6,347)

 Notes:  (1) Represents loss  on January 2000 sale  of SSMI of $0.05  million and  a  related non-cash  foreign  currency  adjustment of  $1.6 million which had been previously reported as a  charge  against stockholders  equity  in "accumulated other comprehensive loss".
         (2) Represents Loss on Impairment of Asset Values - (-$573) and Loss
             on Sale of Hamilton Machining Center (-$1,400).
         (3) Represents Gain on Sale of Zerand Division Assets ($3,600).
         (4) Represents Loss on Impairment of Asset Values at Hamilton,  Ohio
             Facilities (-$6,347).

      (b)   Sales by geographic area were as follows:


                               Year ended December 31,
                          --------------------------------
                            1999         1998        1997
                          -------     --------     -------
         United States   $  7,064    $  14,355    $ 24,132

         Europe             3,839        6,178       6,714

         Asia                  21          898       3,200

         Other                213          776       1,105
                          -------     --------     -------
         Total revenues  $ 11,137    $  22,207    $ 35,151
                          =======     ========     =======

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

      Concentration of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 1999, the Company had no significant concentrations of credit risk.

      The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 are as follows:


                                        Carrying Amount        Fair Value
                                        ---------------        ----------
                                                (Amounts in thousands)
   Cash and temporary investments ..        $    6                $    6
   Long-term debt ..................        $6,158                $6,158

   Off-Balance Sheet Financial
   Instruments: Letters of credit ..        $  -0-                $  -0-


 T.  Accumulated Other Comprehensive Income

                                                    Minimum      Accumulated
                                       Foreign      Pension         Other
                                      Currency     Liability    Comprehensive
     (Amounts in 000's)                 Items      Adjustment      Income
     -------------------------        -------      --------       --------
     Balance January 1, 1997         $   (167)    $  (1,466)     $  (1,633)

     Current period change               (602)         (779)        (1,381)
                                      -------      --------       --------
     Balance December 31, 1997           (769)       (2,245)        (3,014)

     Current period change               (295)         (841)        (1,136)
                                      -------      --------       --------
     Balance December 31, 1998       $ (1,064)    $  (3,086)     $  (4,150)

     Current period change              1,064           537          1,601
                                      -------      --------       --------
     Balance December 31, 1999       $      0     $  (2,549)     $  (2,549)
                                      =======      ========       ========

 U. Subsequent Event - Private Placement of $1 Million 10% Convertible Subordinated Notes Payable Due March 31, 2003

   In April 2000, the Company completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes"). Net proceeds of the Notes will be used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

   The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2 million shares of Series A common stock. Should all the notes be converted, these shareholders would own approximately 17% of the outstanding stock of the Company. The first quarter of 2000 will include a charge for interest expense of $1 million with a corresponding $1 million increase in "Paid in Capital in Excess of Par Value."


 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      (a) On May 21, 1998, Stevens International, Inc. (the "Company") dismissed Deloitte & Touche LLP ("Deloitte & Touche") as its principal independent accountants. The decision to dismiss Deloitte & Touche was approved by the Company's Board of Directors as well as the Audit Committee of the Board of Directors. Deloitte & Touche's report on the Company's financial statements for each of the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion. However, such reports were qualified or modified as to uncertainties involving factors raising substantial doubt about the Company's ability to continue as a going concern. There were no adjustments in the consolidated financial statements that might result from the outcome of this uncertainty.

         During the  Company's 1996  and 1997    fiscal years  and for  the
 period through May 21, 1998, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Deloitte & Touche would have caused it to make reference to the subject matter(s) of the disagreement(s) in connection with its reports.

         A letter from Deloitte & Touche confirming the statements contained in this Item 9(a) was filed as an exhibit to Form 8-K filed on May 29, 1998.

      (b) On May 21, 1998, the Company retained Grant Thornton LLP to serve as the Company's principal independent accountants. During the Company's past two fiscal years and the periods following December 31, 1997, the Company did not consult Grant Thornton LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                             PART III

 Item 10.   Directors and Executive Officers of the Registrant.

      The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 2000 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

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

      (b) Reports on Form 8-K:

          No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1999 fiscal year.

      (c) Exhibits:

  Exhibit
  Number              Description of Exhibit
  ------              ----------------------
    3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1)
    3.2  Bylaws of the Company, as amended. (2)
    4.1  Specimen of Series A Common Stock Certificate. (3)
    4.2  Specimen of Series B Common Stock Certificate. (4)
    4.3  Specimen of 10% Convertible Subordinated Note due March 31, 2003.(*)
   10.11 Asset Contract to Purchase Real Estate dated February 8, 1999 by and between the Company and Production Manufacturing, Inc. (5)
   21    Subsidiaries of the Company.(*)
   23.1  Consent of Grant Thornton LLP.(*)
   23.2  Consent of Deloitte & Touche LLP. (*)
   27.1  Financial Data Schedule. (*)
 ________
 *    Filed herewith.
 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                          STEVENS INTERNATIONAL, INC.

                          By:  /s/ PAUL I. STEVENS
                               -------------------
                               Paul I. Stevens
                               Chairman of the Board,
                               Chief Executive Officer, and
                               Acting Chief Financial Officer

 Date:    April 6, 2000

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                  Title                       Date
         --------------------   --------------------------    -------------
   /s/   PAUL I. STEVENS        Chairman of the Board and     April 6, 2000
         Paul I. Stevens        Chief Executive Officer


   /s/   RICHARD I. STEVENS     President, Chief Operating    April 6, 2000
         Richard I. Stevens     Officer and Director


   /s/   CONSTANCE I. STEVENS   Vice President, Secretary     April 6, 2000
         Constance I. Stevens   and Director


   /s/   JAMES D. CAVANAUGH     Director                      April 6, 2000
         James D. Cavanaugh


   /s    MICHEL A. DESTRESSE    Director                      April 6, 2000
         Michel A. Destresse


   /s/    EDGAR H. SCHOLLMAIER  Director                      April 6, 2000
          Edgar H. Schollmaier

                                                       SCHEDULE II

                    STEVENS INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at    Charged to    Charged to                        Balance at
                                   Beginning of    Costs and      Other                             End of
                                      Period       Expenses      Accounts         Deductions        Period
                                     ---------     ---------    ----------        ---------        ---------
 Year Ended December 31, 1999
   Allowance for doubtful accounts  $  529,000    $  (69,000)  $  ( 89,000) (2)  $ (301,000) (1)  $   70,000

 Year Ended December 31, 1998
   Allowance for doubtful accounts  $  374,000    $  194,000   $    23,000       $  (62,000) (1)  $  529,000

 Year Ended December 31, 1997
   Allowance for doubtful accounts  $ 4,225,000   $ (305,000)   $(2,849,000) (2) $ (697,000) (1)  $  374,000


____________
 (1)   Write off of uncollectible accounts.
 (2)   Reclassification of allowance for doubtful accounts to "assets held for sale".

                          INDEX TO EXHIBITS


  Exhibit    Number Description of Exhibit                Sequentially
                                                            Numbered
                                                              Pages

      3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1)
      3.2   Bylaws of the Company, as amended.(2)
      4.1   Specimen of Series A Common Stock
            Certificate.(3)
      4.2   Specimen of Series B Common Stock
            Certificate.(4)
      4.3   Specimen of 10% Convertible Subordinated
            Note due March 31, 2003. (*)
     10.11  Asset Contract to Purchase Real Estate
            dated February 8, 1999 by and between the
            Company and Production Manufacturing, Inc. (5)
     21.    Subsidiaries of the Company. (*)                    48
     23.1   Consent of Grant Thornton LLP. (*)                  49
     23.2   Consent of Deloitte & Touche LLP. (*)               50
     27.1   Financial Data Schedule. (*)                        51


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