Form 10-Q
period 2000-03-31
STEVENS INTERNATIONAL INC
filed 2000-05-15
CIK 817644

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

 (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
                                       or
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to _________

                       Commission file number     1-9603

                           STEVENS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              75-2159407
             ------------------------------------------------------
             (State or other jurisdiction of       (IRS Employer
             incorporation or organization)     Identification No.)

               5700 E. Belknap Street, Fort Worth, Texas 76117
             ------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                  817/831-3911
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                      Outstanding at May 8, 2000
 -------------------------------                --------------------------
 Series A Stock, $0.10 Par Value                         7,466,447
 Series B Stock, $0.10 Par Value                         2,035,686

                               TABLE OF CONTENTS


 Part I.   FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                  -----------
   Item 1. Financial Statements

            Consolidated Condensed Balance Sheets                      3
            December 31, 1999, and March 31, 2000
            (unaudited)

            Consolidated Condensed Statements of Operations            4
            Three months ended March 31, 2000 and 1999
            (unaudited)

            Consolidated Condensed Statements of                       5
            Stockholders' Equity December 31, 1999 and
            Three months ended March 31, 2000  (unaudited)

            Consolidated Condensed Statements of Cash Flows            6
            Three months ended March 31, 2000 and 1999
            (unaudited)

            Notes to Consolidated Condensed Financial                  7
            Statements (unaudited)

   Item 2.  Management's Discussion and Analysis of                    9
            Financial Condition and Results of Operations


 Part II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                          12

   Item 6. Exhibits and Reports on Form 8-K                           12


   CAUTIONARY STATEMENT - This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Stevens International, Inc. (The "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in the Form 10-K for the year ended December 31, 1999.

                STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Amounts in thousands, except share data)

                                                       March 31,   December 31,
                                                          2000          1999
                                                       (unaudited)
                                                         -------      -------
                        ASSETS
  Current assets:
    Cash                                                $      2     $      6
    Trade accounts receivable, less allowance for
      losses of $77 at March 31 and $70 at December 31       482          936
    Costs and estimated earnings in excess of
      billings on long-term contracts                        109          109
    Inventories  (Note 3)                                  6,100        6,606
    Other current assets                                      60           93
    Assets held for sale  (Note 6)                           ---          363
                                                         -------      -------
           Total current assets                            6,753        7,810

  Property, plant and equipment, net                       1,738        1,795
  Other assets, net                                          776          657
                                                         -------      -------
                                                        $  9,267     $ 10,262
                                                         =======      =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                              $  1,671     $  2,120
    Other current liabilities                              1,713        1,691
    Income taxes payable                                     110          110
    Customer deposits                                        786          641
    Current portion of long-term debt  (Note 4)            1,147        2,070
                                                         -------      -------
           Total current liabilities                       5,427        6,632

  10% convertible subordinated notes payable               1,000          ---
  Note payable - stockholder                               6,509        6,158
  Accrued pension costs                                    3,110        3,110
  Commitments and contingencies                              ---          ---

  Stockholders' equity:
    Preferred stock, $0.10 par value, 2,000,000
      shares authorized, none issued and outstanding         ---          ---
    Series A common stock, $0.10 par value,
      20,000,000 shares authorized, 7,467,000 and
      7,459,000 shares  issued and outstanding at
      March 31, 2000 and December 31, 1999                   746          745
    Series B common stock, $0.10 par value,
      6,000,000 shares authorized, 2,036,000 and
      2,044,000 shares  issued and outstanding
      at March 31, 2000 and December 31, 1999                204          205
    Additional paid-in-capital                            40,961       39,961
    Accumulated other comprehensive (loss)                (2,549)      (2,549)
    Retained deficit                                     (46,141)     (44,000)
                                                         -------      -------
           Total stockholders' deficit                   (6,779)      (5,638)
                                                         -------      -------
                                                        $  9,267     $ 10,262
                                                         =======      =======

  See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 (Amounts in thousands, except per share data)


                                                    Three Months Ended March 31,
                                                           2000        1999
                                                          -------    -------
 Net sales                                               $    821   $  3,314
 Cost of sales                                               (854)    (1,911)
                                                          -------    -------
 Gross profit                                                 (33)     1,403
 Selling, general and administrative expenses                (853)    (1,133)
                                                          -------    -------
 Operating income (loss)                                     (886)       270
 Other income (expense):
   Interest expense - Note 4                               (1,201)      (176)
   Other, net                                                 (54)       (48)
                                                          -------    -------
                                                           (1,255)      (224)
 Income (loss) before income taxes                         (2,141)        46
 Income tax (expense)  (Note 7)                               ---         (3)
                                                          -------    -------
 Net income (loss)                                       $ (2,141)  $     43
                                                          =======     ======
 Net income (loss) per common share - basic and diluted   $ (0.22)  $   0.01
                                                          =======     ======

 Weighted average number of shares of common and
   common stock equivalents outstanding during the
   periods - basic and  diluted                             9,502      9,492
                                                          =======     ======

 See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                            (Amounts in thousands)

                                                                                           Accumulated
                                                                  Additional                 Other
                                 Series A Stock    Series B Stock   Paid-In   Retained  Comprehensive
                                 Shares  Amount    Shares  Amount   Capital   (Deficit)       Loss       Total
                                 -----      ---    -----    ---     ------    -------       ------      ------


 Balance, January 1, 2000        7,459     $745    2,044   $205    $39,961   $(44,000)    $ (2,549)    $(5,638)

 Net (loss)                          -        -        -      -          -     (2,141)           -      (2,141)
 Sale of 10% convertible
  subordinated notes  (Note 4)       -        -        -      -      1,000          -            -       1,000
 Conversion of Series B stock
   to Series A stock                 8        1       (8)    (1)         -          -            -           -
                                 -----      ---    -----    ---     ------    -------       ------      ------
 Balance, March 31, 2000         7,467     $746    2,036   $204    $40,961   $(46,141)    $ (2,549)    $(6,779)
                                 =====      ===    =====    ===     ======    =======       ======      ======

See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (Amounts in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                            -----------------
                                                             2000       1999
                                                            ------     ------
  Cash provided by operations:
   Net income (loss)                                       $(2,141)   $    43

   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            154        215
      Interest imputed on 10% convertible notes              1,000        ---
      Other                                                    ---       (152)
      Changes in operating assets and liabilities:
        Trade accounts receivable                              454        267
        Contract costs in excess of billings                   ---        (21)
        Inventory                                              203        362
        Other assets                                            (5)       (31)
        Trade accounts payable                                (449)      (861)
        Other liabilities                                      167       (408)
                                                            ------     ------
  Total cash (used in) provided by operating activities       (617)      (586)
                                                            ------     ------
  Cash provided by (used in) investing activities:
   Additions to property, plant and equipment                  (34)       (10)
   Decreases to property, plant and equipment                  370         24
                                                            ------     ------
  Total cash provided by investing activities                  336         14
                                                            ------     ------
  Cash provided by financing activities:
   Net proceeds from (repayments of) long-term debt            277        433
                                                            ------     ------
  Decrease in cash and temporary investments                    (4)      (139)
  Cash and temporary investments at beginning of period          6        164
                                                            ------     ------
  Cash and temporary investments at end of period          $     2    $    25
                                                            ======     ======
  Supplemental disclosure of cash flow information:
      Cash paid during the period for:
     Interest                                              $    62    $    60
     Income taxes                                                -          5

  See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)



 1. The consolidated condensed balance sheet as of March 31, 2000, the consolidated condensed statement of stockholders' equity for the period ended March 31, 2000, the consolidated condensed statements of operations for the three months ended March 31, 2000 and 1999, and the consolidated condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and the cash flows for the three months ended March 31, 2000 and 1999 have been made. The December 31, 1999 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1999 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

      The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1999 Form 10-K. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

 3.   Inventories consist of the following:

                                         March 31,   December 31,
                                            2000         1999
                                            -----        -----
                                          (Amounts in thousands)
        Finished product .............     $1,169       $1,396
        Work in progress .............         79          349
        Raw materials ................      4,852        4,558
                                            -----        -----
                                           $6,100       $6,303
                                            =====        =====

 4. For a description of the status of the bank credit facility at March 31, 2000, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

      On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes (the Notes"). Net proceeds of the notes will be used for working capital. The notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

      The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2 million shares of Series A common stock. Should all the notes be converted, these shareholders would own approximately 17% of the outstanding stock of the Company. The first quarter of 2000 included a charge for imputed interest expense of $1 million with a corresponding $1 million increase in "Paid in Capital in Excess of Par Value" for the excess of the market value of the common stock over the conversion price.

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

      In management's opinion, the Company has adequate legal defense and/or insurance coverage in respect to each of these legal actions and does not believe that such actions, if they occur either individually or in the aggregate, will materially affect the Company's operations or financial position. See "Legal Proceedings" herein and in the 1999 Form 10-K.

 6.   A description of the Company's divestitures in 2000 and 1999 follow:

      Sale of SSMI

      In January 2000, the Company sold its French repair and service company, SSMI, for a net aggregate consideration of $198,200. The transaction resulted in an aggregate 1999 loss of $1.65 million, including a 1999 loss on sale of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in accumulated other comprehensive loss. SSMI had 1999 revenues of $3 million and an operating loss of $0.13 million. Net proceeds of this transaction were used to repay a portion of the loans from Paul I. Stevens, which were partially collateralized by a lien on this subsidiary.

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

 7.   The Company's effective tax rate was 0% in 2000 and 6.5% in 1999.   Due
      to accumulated losses, there were no recoverable income taxes for the three months ended March 31, 2000.

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

 9.   All revenues  in the  three months  ended March  31, 2000  were in  the
      Company's  banknote  inspection,   printing  and  packaging   equipment
      business segment.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RECENT DEVELOPMENTS

 On April 26, 2000, Stevens International announced its intention to spin off into a separate company its divisions that manufacture banknote, postage stamp and other security document printing and finishing systems and high-speed digital-optical scanning equipment. If accomplished, the spinoff would take the form of a tax-free distribution of shares of the new company to the shareholders of the Company and would be accompanied by an initial public equity offering of the new company. Richard I. Stevens, the current President and Chief Operating Officer of Stevens International, would become the President and Chief Executive Officer of the new company. The Company will be unable to accomplish the spin-off if a number of factors beyond its control do not occur, including compliance with legal requirements, consents from various parties and the obtaining of new orders for this equipment.

 RESULTS OF OPERATIONS

 Comparison of Three Months Ended March 31, 2000 and 1999

 Sales The Company's sales for the three months ended March 31, 2000 decreased by $2.5 million (or 75.2%) compared to sales in the same period in 1999 due primarily to decreases in packaging systems products ($1.9 million) and to decreased sales resulting from the sale of SSMI in early January 2000, which contributed $0.6 million in sales in the first quarter of 1999.

 Gross Profit The Company's gross profit for the three months ended March 31, 2000 decreased by $1.4 million compared to gross profit in the same period in 1999 due primarily to decreased sales volume for packaging systems, increased costs from the absorption of fixed costs over a lower volume of shipments, all net of reduced depreciation and product development costs in 2000. Further, in 1999 the Company evaluated its last-in first out ("LIFO") inventory reserve in conjunction with the sale of its production facility in Ohio including certain inventory, and other inventory usage in 1999. The financial impact of the decrement in the LIFO inventory for the three months ended March 31, 1999 was $0.27 million. Accordingly, the gross profit for the 1999 three months was increased $0.27 million ($0.03 per share) and the LIFO reserve was reduced $0.27 million. Gross profit margin for 2000 decreased to a gross margin loss of (4%) of sales as compared to 42.3% for 1999. This decrease in gross profit margin in 2000 was due primarily to the very low volume of shipments in 2000 and the high cost of idle plant and underutilized personnel.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.3 million (or 24.7%) for the three months ended March 31, 2000 compared to the same period in 1999 due to continuing cost reduction efforts, and the 2000 sale of SSMI. Selling, general and administrative expenses for the three months ended March 31, 2000 were 103.9% of sales compared to 34.2% of sales for the same period in 1999 due to the large decrease in sales in 2000. The reduction in expenses was not proportionate to the reduction in sales discussed above.

 Other Income (Expense) The Company's interest expense increased by $1.0 million for the three months ended March 31, 2000 compared to the same period in 1999 due to the $1.0 million in imputed interest recorded on the issuance of the 10% convertible subordinated notes due March 31, 2003 (see
 Note 4).

 TAX MATTERS

 The Company's effective state and federal income tax rate ("effective tax rate") was 0% for 2000 and 6.5% for 1999. Due to continuing losses in 2000, there were no recoverable tax benefits for the three months ended March 31, 2000.


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

 Net cash provided by (used in) operating activities (before working capital requirements) was $(0.97) million in the first quarter of 2000 and $ 0.1 in the first quarter of 1999. Working capital provided (used) cash of $0.37 million in 2000 and $(0.7) million in 1999.

 On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes ("the Notes"). Net proceeds of the Notes will be used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the notes aggregated approximately $151,000.

 The Company's capital expenditures were $34,000 in 2000 and were used primarily for certain equipment modernization.

 The Company's bank credit facility bears interest at 13% over prime and matures June 30, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of March 31, 2000 there were $1.147 million in direct borrowings and no standby letters of credit outstanding, with approximately $0.89 million additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender had declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at March 31, 2000.

 The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $6.6 million at March 31, 2000 have first liens on certain assets of the Company, principally a $0.5 million platen cutter relating to the hold back on the sale of the Zerand division, the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due June 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

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

 The Company's low volume of printing press sales has resulted in extensive lay-offs, plant closings and sales of certain operating divisions over the past three years. The reduction in employment has, in turn, created a higher than normal demand for pension benefits necessitating the Company's decision to file for distress termination of the plans. The filings have begun a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed federal liens in the aggregate amount of $1.6 million against all property and rights to property of the Company.

 The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through March 31, 2000, the Company's Chairman and Chief Executive Officer has loaned the Company $6.6 million for its cash requirements. As of March 31, 2000, this amount has not been repaid.

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

 Backlog and Orders The Company's backlog of unfilled orders at March 31, 2000 was approximately $1.4 million compared to $2.5 million at December 31, 1999 . The backlog of packaging systems at March 31, 2000 decreased $0.7 million as compared to year-end 1999. The sale of SSMI decreased the backlog $0.4 million. The backlog at March 31 in each of the preceding five years has ranged from a low of $4.1 million in 1999 to a high of $31.7 million in 1996.

 Orders for the three months ended March 31, 2000 were $1.3 million compared to $4.9 million for the comparable period in 1999, a decrease of $3.6 million while shipments decreased $2.5 million. The decreased order flow is the result of no major printing and packaging system orders in the first quarter.

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

 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

           Number Description of Exhibit
  Exhibit
  -------
    3.1    Second Amended and Restated Certificate of
           Incorporation of the Company.(1)
    3.2    Bylaws of the Company, as amended.(2)
    4.1    Specimen of Series A Common Stock Certificate.(3)
    4.2    Specimen of Series B Common Stock Certificate.(4)
    4.3    Specimen  of 10%  Convertible  Subordinated  Note due
           March 31, 2003.(6)
   10.1    Asset Contract to Purchase Real Estate dated February 8, 1999 by and between the Company and Production Manufacturing, Inc. (5)
   11.1    Computation of Net Income per Common Share.(*)
   27.1    Financial Data Schedule.(*)


   *Filed herewith.

 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


    (b)  Reports on Form 8-K.
           None.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEVENS INTERNATIONAL, INC.

 Date: May 11, 2000                 By: /s/  Paul I. Stevens
                                    ----------------------------------
                                    Paul I. Stevens
                                    Chief Executive Officer
                                    and Acting Chief Financial Officer