Form 10-Q
period 2000-06-30
STEVENS INTERNATIONAL INC
filed 2000-08-11
CIK 817644

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                  FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                     or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

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

                  5700 E. Belknap, Fort Worth, Texas 76117
             ------------------------------------------------------
            (Address of principal executive offices) (zip code)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class              Outstanding at August 7, 2000
 -------------------------------         -----------------------------
 Series A Stock, $0.10 Par Value                   7,466,447
 Series B Stock, $0.10 Par Value                   2,035,686

                         TABLE OF CONTENTS


 Part I.   FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                  -----------
   Item 1. Financial Statements

            Consolidated Condensed Balance Sheets                      3
            December 31, 1999 and June 30, 2000
            (unaudited)

            Consolidated Condensed Statements of Operations            4
            Three and Six months ended June 30, 2000 and 1999
            (unaudited)

            Consolidated Condensed Statements of                       5
            Stockholders' Equity December 31, 1999 and
            Six months ended June 30, 2000  (unaudited)

            Consolidated Condensed Statements of Cash Flows            6
            Six months ended June 30, 2000 and 1999 (unaudited)

            Notes to Consolidated Condensed Financial                  7
            Statements (unaudited)

   Item 2. Management's Discussion and Analysis of                    10
           Financial Condition and Results of Operations


 Part II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                           14
   Item 4. Submission of Matters to a vote of Security Holders         14
   Item 6. Exhibits and Reports on Form 8-K                            15

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

           STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in thousands, except share data)

                                               June 30, 2000  December 31, 1999
                                                  -------         --------
                                                (unaudited)
                       ASSETS
  Current assets:
    Cash .............................           $     19        $      6
    Trade accounts receivable, less allowance
      for losses of $86 at June 30, 2000 and
      $70 at December 31, 1999 .......                674             936
    Costs and estimated earnings in excess
      of billings on long-term contracts              109             109
    Inventories  (Note 3). ...........              5,243           6,303
    Other current assets .............                318              93
    Assets held for sale  (Note 6) ...                 --             363
                                                  -------         -------
           Total current assets ......              6,363           7,810
  Property, plant and equipment, net .              1,684           1,795
  Other assets, net ..................                564             657
                                                  -------         -------
                                                 $  8,611        $ 10,262
                                                  =======         =======

  LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Trade accounts payable ...........           $  1,374        $  2,120
    Other current liabilities ........              1,264           1,691
    Income taxes payable                              110             110
    Customer deposits ................                583             641
    Current portion of long-term debt (Note 4)      2,149           2,070
                                                  -------         -------
           Total current liabilities                5,480           6,632
  10% convertible subordinated notes payable        1,000             ---
  Note payable - stockholder .........              7,313           6,158
  Accrued pension costs ..............              3,110           3,110
  Commitments and contingencies                       ---             ---
  Stockholders' deficit:
    Preferred stock, $0.10 par value,
      2,000,000 shares authorized ....                ---             ---
    Series A common stock, $0.10 par value,
      20,000,000 shares authorized, 7,467,000 and
      7,459,000 shares  issued and outstanding
      at June 30, 2000 and December 31, 1999          746             745
    Series B common stock, $0.10 par value,
      6,000,000 shares authorized, 2,036,000 and
      2,044,000 shares  issued and outstanding
      at June 30, 2000 and December 31, 1999          204             205
    Additional paid-in-capital .......             40,961          39,961
    Accumulated other comprehensive loss           (2,549)         (2,549)
    Accumulated deficit ..............            (47,654)        (44,000)
                                                  -------         -------
           Total stockholders' deficit             (8,292)         (5,638)
                                                  -------         -------
                                                 $  8,611        $ 10,262
                                                  =======         =======

           See notes to consolidated condensed financial statements.

           STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
           (Amounts in thousands, except per share data)


                                         Three months ended    Six months ended
                                               June 30,             June 30,

                                            2000      1999      2000      1999
                                           ------    ------    ------   ------
 Net sales .....................          $ 1,220   $ 2,575   $ 2,041  $ 5,889
 Cost of sales .................            1,357     1,015     2,211    2,926
                                           ------    ------    ------   ------
 Gross profit (loss) ...........             (137)    1,560      (170)   2,963
 Selling, general and administrative
   expenses ....................              850     1,263     1,703    2,396
                                           ------    ------    ------   ------
 Operating income (loss) .......             (987)      297    (1,873)     567
 Other income (expense):
   Interest income  ............                6       ---         6      ---
   Interest expense ............             (185)     (180)   (1,386)    (356)
   Other, net ..................              (74)      (67)     (128)    (115)
   Gain(loss) on sale of assets
    (Note 6) ...................             (273)      (45)     (273)     (45)
                                           ------    ------    ------   ------
                                             (526)     (292)   (1,781)    (516)
                                           ------    ------    ------   ------
 Income (loss) before income taxes         (1,513)        5    (3,654)      51
 Income tax (expense) benefit ..              ---       ---       ---       (3)
                                           ------    ------    ------   ------
 Net Income (loss)   ...........          $(1,513)  $     5   $(3,654) $    48
                                           ======    ======    ======   ======

 Earnings (loss) per share - basic and
   diluted (Note 8):
     Net income (loss) - basic and
       diluted                            $( 0.16)  $  0.00   $( 0.38) $  0.01
                                           ======    ======    ======   ======
 Weighted average number of shares of
   common stock outstanding during the
   periods - basic and diluted (Note 8)     9,502     9,492     9,502    9,492
                                           ======    ======    ======   ======


             See notes to consolidated condensed financial statements.

                     STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Unaudited)
                              (Amounts in thousands)

                                                                                   Accumulated
                                                           Additional                 Other
                         Series A Stock   Series B Stock    Paid-In   Accumulated Comprehensive
                         Shares  Amount   Shares  Amount    Capital    (Deficit)      Loss         Total
                         ------  ------   ------  ------    --------    --------    ----------   --------

Balance, January 1, 2000  7,459    $745    2,044    $205     $39,961    $(44,000)     $ (2,549)  $ (5,638)
 Net (loss) ......          ---     ---      ---     ---         ---      (3,654)          ---     (3,654)
 Beneficial conversion
 feature on  convertible    ---     ---      ---     ---       1,000         ---           ---      1,000
 subordinated notes
 (Note 4)
 Conversion of Series B
   stock to Series A
   stock ...........          8       1      (8)      (1)        ---         ---           ---        ---
                          -----    ----    -----    ----     -------    --------      --------   --------
Balance, June 30, 2000    7,467    $746    2,036    $204     $40,961    $(47,654)     $ (2,549)  $ (8,292)
                          =====    ====    =====    ====     =======    ========      ========   ========


               See notes to consolidated condensed financial statements.


                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (Amounts in thousands)


                                                         Six Months Ended
                                                            June 30,
                                                    --------------------------
                                                     2000                1999
                                                    -------            -------
  Cash provided by operations:
   Net income (loss) ......................        $(3,654)           $     48

   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization .......           195                 412
       Interest imputed on 10% convertible notes     1,000                 ---
       Other ...............................           273                (134)
       Changes in operating assets and liabilities:
          Trade accounts receivable .........          262                 620
          Contract costs in excess of billings         ---                  79
          Inventories .......................        1,060                (521)
          Other assets ......................         (160)               (104)
          Trade accounts payable ............         (746)               (823)
          Other liabilities .................         (485)               (447)
                                                    -------             -------
  Total cash used in operating activities....       (2.255)               (870)
                                                    =======             =======
  Cash provided by (used in) investing activities:
      Additions to property, plant and equipment       (63)                (32)
      Disposal of equipment and property ..             97                 756
                                                    -------             -------
  Total cash provided by investing activities           34                 724
                                                    -------             -------
  Cash provided by (used in) financing activities:
      Proceeds from 10% convertible debt               850                 ---
      Net proceeds from (repayments of) long-term
        debt ....................................    1,384                 118
      Decrease in current portion of long-term
        debt  ...................................      ---                  (7)
                                                    -------             -------
    Total cash provided by financing activities      2,234                 111
                                                    -------             -------
  Increase (decrease) in cash and temporary
    investments .............................           13                 (35)
  Cash and temporary investments at beginning of
    period ..................................            6                 164
                                                    -------             -------
  Cash and temporary investments at end of period $     19            $    129
                                                    =======             =======
  Supplemental disclosure of cash
    flow information:
      Cash paid during the period for:
        Interest .............................    $    116            $    125
        Income taxes .........................         -0-                  -0-

          See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            (Unaudited)


 1. The consolidated condensed balance sheet as of June 30, 2000, the consolidated condensed statement of stockholders' equity for the period ended June 30, 2000, the consolidated condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999 have been made. The December 31, 1999 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1999 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

      The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1999 Form 10-K. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

 3.   Inventories consist of the following:

                                          June 30,   December 31,
                                            2000         1999
                                            -----        -----
                                          (Amounts in thousands)
        Finished product .............     $  386       $1,396
        Work in progress .............        271          349
        Raw materials ................      4,586        4,558
                                            -----        -----
                                           $5,243       $6,303
                                            =====        =====

 4. For a description of the status of the bank credit facility at June 30, 2000, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

      On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes (the "Notes"). Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

      The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2,000,000 shares of Series A common stock. Should all the Notes be converted, these shareholders would own approximately 17% of the outstanding stock of the Company. The first quarter of 2000 included a charge for imputed interest expense of $1 million with a corresponding $1 million increase in "Paid in Capital in Excess of Par Value" for the excess of the market value of the common stock over the conversion price.

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

 6.   A description of the Company's divestitures in 2000 and 1999 follow:

      Sale of SSMI

      In January 2000, the Company sold its French repair and service company, SSMI, for a net aggregate consideration of $198,200. The transaction resulted in an aggregate 1999 loss of $1.65 million, including a 1999 loss on sale of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholders equity in accumulated other comprehensive loss. SSMI had 1999 revenues of $3 million and an operating loss of $0.13 million. Net proceeds of this transaction were used to repay a portion of the loans from Paul I. Stevens, which were partially collateralized by a lien on this subsidiary.

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

 7.   The Company's effective tax rate was 0% in 2000 and 6.5% in 1999.   Due
      to accumulated losses, there were no recoverable income taxes for the three and six months ended June 30, 2000.

 8. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

 9.   Disclosure of segment data follows:

            Segments               Three months ended      Six months ended
                                       June 30,               June 30,
                                     2000       1999        2000       1999
                                    -----      -----       -----      -----
 Revenues:
  Banknote inspection, printing
    and packaging equipment        $1,220     $2,019      $2,041     $4,731

  French repair and service           ---        556         ---      1,158
                                    -----      -----       -----      -----
      Consolidated                 $1,220     $2,575      $2,041     $5,889


 Income(Loss) before tax:
  Banknote inspection, printing
    and Packaging equipment       $(1,513)      $ 96     $(3,654)      $123
   French repair and service          ---        (91)        ---        (72)
                                    -----      -----       -----      -----
     Consolidated                 $(1,513)       $ 5     $(3,654)      $ 51


 There were no significant intersegment revenues. The basis of segmentation has not changed since December 31, 1999.



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RECENT DEVELOPMENTS

 Stevens International,  Inc.  is continuing  to  experience month  to  month losses and cash flow difficulties. The Company is exploring various alternatives to solve these problems, including raising of additional capital, spin off or sale of assets, recapitalization, mergers, and aggressive pursuit of all available currency and printing equipment prospects. There can be no assurance that any of these initiatives will be successful.

 RESULTS OF OPERATIONS

 Comparison of Six Months Ended June 30, 2000 and 1999

 Sales The Company's sales for the six months ended June 30, 2000 decreased by $3.8 million (or 65.3%) compared to sales in the same period in 1999 due primarily to decreases in packaging products ($2.7 million) and French service and repair sales ($1.1 million).

 Gross Profit The Company's gross profit for the six months ended June 30, 2000 decreased by $3.1 million compared to gross profit in the same period in 1999. The gross profit margin decreased to (8.3%) of sales as compared to 50.3% in the comparable period in 1999 due to continuing high costs of idle plant and underutilized personnel due to low production volume in 2000. The margin in 1999 was due, (1) to product mix, shipment of products at near normal margins, and reduced depreciation and product development costs (approximately 28.3%); and (2) the Company's evaluation of its last-in first-out ("LIFO) inventory reserve and corresponding decrement in the calculated LIFO reserve (approximately 22%). The Company evaluated its LIFO inventory reserve principally because of the sale of its machining and production facilities in Ohio in mid-1998 and the complete 1998 changeover of manufacturing philosophy from a "machine and make the component parts" to a "purchase the machined part." This LIFO evaluation process reduced the 1999 LIFO reserve calculation and, accordingly, increased the gross profit by $1.3 million (or $0.14 per share) for the six months ended June 30, 1999.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.7 million (or 28.9%) for the six months ended June 30, 2000 compared to the same period in 1999 due to cost reduction efforts at corporate headquarters and the manufacturing location in connection with the reduced volume of sales. Selling, general and administrative expenses for the six months ended June 30, 2000 were 83.4% of sales compared to 40.7% of sales for the same period in 1999 due to the substantial reduction in sales in 2000. The reduction in expenses was not proportionate to the reduction in sales discussed above.

 Other Income (Expense) The Company's interest expense increased by $1.0 million for the six months ended June 30, 2000 compared to the same period in 1999 due to the $1.0 million in imputed interest recorded on the issuance of the 10% convertible subordinated notes due March 31, 2000 (see Note 4). Interest income was negligible for the six months ended June 30, 2000 and 1999. The loss on sale of assets of $0.27 million in 2000 was a result of the sale of certain assets and settlement of certain obligations retained in the sale of Zerand Division in 1998.


 Comparison of Three Months Ended June 30, 2000 and 1999

 Sales The Company's sales for the three months ended June 30, 2000 decreased by $1.3 million (or 52.6%) compared to sales in the same period in 1999 due primarily to decreases in packaging systems products ($0.8 million) and to decreased sales resulting from the sale of SSMI in early January 2000, which contributed $0.5 million in sales in the second quarter of 1999.

 Gross Profit The Company's gross profit for the three months ended June 30, 2000 decreased by $1.7 million compared to gross profit in the same period in 1999 due primarily to decreased sales volume for packaging systems, increased costs from the absorption of fixed costs over a lower volume of shipments, all net of reduced depreciation and product development costs in 2000. Further, in 1999 the Company evaluated its last-in first out ("LIFO") inventory reserve in conjunction with the sale of its production facility in Ohio including certain inventory, and other inventory usage. The financial impact of the decrement in the LIFO inventory for the three months ended June 30, 1999 was $1.03 million. Accordingly, the gross profit for the 1999 three months was increased $1.03 million ($0.11 per share) and the LIFO reserve was reduced $1.03 million. Gross profit margin for 2000 decreased to a gross margin loss of (11.4%) of sales as compared to 60.6% for 1999. This decrease in gross profit margin in 2000 was due primarily to the very low volume of shipments in 2000 and the high cost of idle plant and underutilized personnel.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.4 million (or 32.7%) for the three months ended June 30, 2000 compared to the same period in 1999 due to continuing cost reduction efforts, and the 2000 sale of SSMI. Selling, general and administrative expenses for the three months ended June 30, 2000 were 69.7% of sales compared to 49.0% of sales for the same period in 1999 due to the large decrease in sales in 2000. The reduction in expenses was not proportionate to the reduction in sales discussed above.


 Other Income (Expense) The Company's interest expense slightly increased for the three months ended June 30, 2000 compared to the same period in 1999 offset by a small amount of interest income. The loss on sale of assets of $0.27 million in 2000 was a result of the final sale of certain assets and settlement of certain obligations retained in the sale of Zerand Division in 1998.


 TAX MATTERS

 The Company's effective state and federal income tax rate ("effective tax rate") was 0% for 2000 and 6.5% for 1999. Due to continuing losses in 2000, there were no recoverable tax benefits for the three and six months ended June 30, 2000.


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

 Net cash provided by (used in) operating activities (before working capital requirements) was $(2.19) million in the first six months of 2000 and $ 0.3 in the first six months of 1999. Working capital provided (used) cash of $(0.07) million in 2000 and $(1.2) million in 1999.

 On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes ("the Notes"). Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

 The Company's capital expenditures were $63,000 in 2000 and were used primarily for certain equipment modernization.

 The company's bank credit facility bears interest at 13% over prime and matures June 30, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of June 30, 2000 there were $2.149 million in direct borrowings and no standby letters of credit outstanding, with approximately $0.02 million additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender had declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at June 30, 2000.

 The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $7.3 million at June 30, 2000 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due September 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

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

 The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company.
 Through June 30, 2000, the Company's Chairman and Chief Executive Officer has loaned the Company $7.3 million for its cash requirements. As of June 30, 2000, this amount has not been repaid.

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

 Backlog and Orders The Company's backlog of unfilled orders at June 30, 2000 was approximately $0.9 million compared to $2.5 million at December 31, 1999 . The backlog of packaging systems at June 30, 2000 decreased $1.2 million as compared to year-end 1999. The sale of SSMI decreased the backlog $0.4 million. The backlog at June 30 in each of the preceding five years has ranged from a low of $4.5 million in 1999 to a high of $27.4 million in 1996.

 Orders for the six months ended June 30, 2000 were $2.0 million compared to $7.9 million for the comparable period in 1999, a decrease of $5.9 million while shipments decreased $3.8 million. The decreased order flow is the result of no major printing and packaging system orders in the first six months of 2000.

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


 Item 2.  Submission of Matters to a Vote of Security Holders

 The Company held its 2000 Annual Meeting of Stockholders (the "Meeting")  on
 May 25, 2000.   At the Meeting, the  stockholders of the Company  considered and voted upon the following matters, with the results indicated:

 (1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuring year:


          Series A Nominees           Votes For        Votes Against
          -----------------           ---------        -------------
          Michel A. Destresse         6,971,173            22,312

          Edgar H. Schollmaier        6,971,873            21,612



          Series B Nominees
          -----------------
          Paul I. Stevens             2,029,749             4,237

          Richard I. Stevens          2,029,674             4,312

          Constance I. Stevens        2,029,749             4,237

          James D. Cavanaugh          2,029,749             4,237

 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

  Exhibit Number Description of Exhibit
  ------- -----------------------------
     3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1)
     3.2  Bylaws of the Company, as amended.(2)
     4.1  Specimen of Series A Common Stock Certificate.(3)
     4.2  Specimen of Series B Common Stock Certificate.(4)
     4.3  Specimen of 10% Convertible  Subordinated Note due
          March 31, 2003. (6)
    10.1 Asset Contract to Purchase Real Estate dated February 8, 1999 by and between the Company and Production Manufacturing, Inc. (5)
    11.1  Computation of Net Income per Common Share.(*)
    27.1  Financial Data Schedule.(*)


   *  Filed herewith.
 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previousl filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


    (b)  Reports on Form 8-K.
           None

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEVENS INTERNATIONAL, INC.


 Date: August 11, 2000              By: /s/  Paul I. Stevens
                                    ----------------------------------
                                    Paul I. Stevens
                                    Chief Executive Officer
                                    and Acting Chief Financial Officer