Form 10-Q
period 2000-09-30
STEVENS INTERNATIONAL INC
filed 2000-11-13
CIK 817644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-Q

(Mark One)
 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000
                                or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  __________ to ____________

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

                          Yes    XX     No  _____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class           Outstanding at November 8, 2000
 -------------------------------      -------------------------------
 Series A Stock, $0.10 Par Value                7,466,447
 Series B Stock, $0.10 Par Value                2,035,686

                         TABLE OF CONTENTS


 Part I.   FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                  -----------
   Item 1. Financial Statements

            Consolidated Condensed Balance Sheets                      3
            December 31, 1999 and September 30, 2000
            (unaudited)

            Consolidated Condensed Statements of Operations            4
            Three and Nine months ended September 30, 2000 and 1999
            (unaudited)

            Consolidated Condensed Statements of                       5
            Stockholders' Equity December 31, 1999 and
            Nine months ended September 30, 2000  (unaudited)

            Consolidated Condensed Statements of Cash Flows            6
            Nine months ended September 30, 2000 and 1999
            (unaudited)

            Notes to Consolidated Condensed Financial                  7
            Statements (unaudited)

   Item 2. Management's Discussion and Analysis of                    10
           Financial Condition and Results of Operations


 Part II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                          14
   Item 6. Exhibits and Reports on Form 8-K                           14

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

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                           September 30, 2000 December 31, 1999
                                                  -------         --------
                                                (unaudited)
                       ASSETS
  Current assets:
    Cash                                         $     11        $       6
    Trade accounts receivable, less allowance
      for losses of $92 at September 30, 2000
      and $70 at December 31, 1999                    441              936
    Costs and estimated earnings in excess of
      billings on long-term contracts                   -              109
    Inventories  (Note 3).                          4,865            6,303
    Other current assets                              306               93
    Assets held for sale  (Note 6)                      -              363
                                                  -------         --------
           Total current assets                     5,623            7,810
  Property, plant and equipment, net                1,615            1,795
  Other assets, net                                   495              657
                                                  -------         --------
                                                 $  7,733        $  10,262
                                                  =======         ========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Trade accounts payable                       $  1,355        $   2,120
    Other current liabilities                         944            1,691
    Income taxes payable                              110              110
    Customer deposits                                 158              641
    Current portion of long-term debt  (Note 4)     1,996            2,070
                                                  -------         --------
           Total current liabilities                4,563            6,632
  10% convertible subordinated notes payable        1,050                -
  Note payable - stockholder                        7,595            6,158
  Accrued pension costs (Note 10)                     632            3,110
  Commitments and contingencies                         -                -
  Stockholders' deficit:
    Preferred stock, $0.10 par value, 2,000,000
     shares authorized, none issued and outstanding     -                -
    Series A common stock, $0.10 par value,
     20,000,000 shares authorized, 7,467,000 and
     7,459,000 shares  issued and outstanding at
     September 30, 2000 and December 31, 1999         746              745
    Series B common stock, $0.10 par value,
     6,000,000 shares authorized, 2,036,000 and
     2,044,000 shares  issued and outstanding at
     September 30, 2000 and December 31, 1999         204              205
    Additional paid-in-capital                     40,961           39,961
    Accumulated other comprehensive
     loss (Note 10)                                     -           (2,549)
    Accumulated deficit                           (48,018)         (44,000)
                                                  -------         --------
           Total stockholders' deficit             (6,107)          (5,638)
                                                  -------         --------
                                                 $  7,733        $  10,262
                                                  =======         ========

  See notes to consolidated condensed financial statements.

                    STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                    (Amounts in thousands, except per share data)


                                          Three months ended  Nine months ended
                                            September 30,       September, 30,

                                            2000      1999      2000     1999
                                           ------    ------    ------   ------
 Net sales                                $ 1,008   $ 2,415   $ 3,049   $8,304
 Cost of sales                                789     1,930     3,000    4,856
                                           ------    ------    ------   ------
 Gross profit                                 219       485        49    3,448
 Loss on impairment of asset values             -       200         -      200
 Selling, general and administrative
   expenses                                   674     1,115     2,377    3,511
                                           ------    ------    ------   ------
 Operating loss                              (455)     (830)   (2,328)    (263)
 Other income (expense):
   Interest income                              -        30         6       31
   Interest expense                          (245)     (220)   (1,631)    (577)
   Other, net                                 336        26       208      (89)
   Loss on sale of assets (Note 6)              -        (3)     (273)     (48)
                                           ------    ------    ------   ------
                                               91      (167)   (1,690)    (683)
                                           ------    ------    ------   ------
 Loss before income taxes                    (364)     (997)   (4,018)    (946)
 Income tax benefit                             -         3         -        -
                                           ------    ------    ------   ------
 Net loss                                 $  (364)  $  (994)  $(4,018)   $(946)
                                           ======    ======    ======   ======

 Loss per share - basic and
   diluted (Note 8):
      Net loss - basic and diluted        $ (0.04)  $ (0.10)  $ (0.42) $ (0.10)
                                           ======    ======    ======   ======
 Weighted average number of shares of
   common stock outstanding during the
   periods - basic and diluted (Note 8)     9,502     9,492     9,502    9,492
                                           ======    ======    ======   ======

 See notes to consolidated condensed financial statements.


                     STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Unaudited)
                              (Amounts in thousands)

                                                                                   Accumulated
                                                           Additional                 Other
                         Series A Stock   Series B Stock    Paid-In               Comprehensive
                         Shares  Amount   Shares  Amount    Capital    (Deficit)      Loss         Total
                         ------  ------   ------  ------    --------    --------    ----------   --------
Balance, January 1, 2000  7,459    $745    2,044    $205     $39,961    $(44,000)     $ (2,549)  $ (5,638)
 Net (loss)                   -       -        -       -           -      (4,018)            -     (4,018)
 Beneficial conversion
  feature on convertible
  subordinated notes
  (Note 4)                    -       -        -       -       1,000           -             -      1,000
 Termination of Pension
  Plans                       -       -        -       -           -           -         2,549      2,549
 Conversion of Series B
  stock to Series A stock     8       1       (8)     (1)          -           -             -          -
                          -----    ----    -----    ----     -------    --------      --------   --------
Balance,
 September 30, 2000       7,467    $746    2,036    $204     $40,961    $(48,018)     $      0   $ (6,107)
                          =====    ====    =====    ====     =======    ========      ========   ========


 See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (Amounts in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                     2000                1999
                                                    -------            -------
  Cash provided by operations:
   Net (loss)                                      $ (4,018)          $   (946)

   Adjustments to reconcile net (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                    230                599
       Interest imputed on 10% convertible notes      1,000                  -
       Other                                             71                (88)
      Changes in operating assets and liabilities:
        Trade accounts receivable                       495                769
        Contract costs in excess of billings            109               (577)
        Inventories                                   1,438             (1,254)
        Other assets                                    (23)               109
        Trade accounts payable                         (765)              (464)
        Other liabilities                            (1,229)               616
                                                    -------            -------
  Total cash used in operating activities            (2,692)            (1,236)
                                                    -------            -------
  Cash provided by (used in) investing activities:
    Additions to property, plant and equipment          (86)               (32)
    Disposal of equipment and property                  370                987
                                                    -------            -------
  Total cash provided by investing activities           284                955
                                                    -------            -------
  Cash provided by (used in) financing activities:
    Proceeds from 10% convertible debt                  900                  -
    Net proceeds from (repayments of) long-term debt  1,587                133
    Decrease in current portion of long-term debt       (74)               (11)
                                                    -------            -------
  Total cash provided by financing activities         2,413                122
                                                    -------            -------
  Increase (decrease) in cash and temporary
    investments                                           5               (159)
  Cash and temporary investments at beginning
    of period                                             6                164
                                                    -------            -------
  Cash and temporary investments at end of period  $     11           $      5
                                                    =======            =======
  Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                   $    226           $    190
        Income taxes                                    -0-                -0-

  See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            (Unaudited)


 1. The consolidated condensed balance sheet as of September 30, 2000, the consolidated condensed statement of stockholders' equity for the period ended September 30, 2000, the consolidated condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999 have been made. The December 31, 1999 consolidated condensed balance sheet is derived from the audited consolidated balance sheet as of that date. Complete financial statements for December 31, 1999 and related notes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

      The above financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information included in the 1999 Form 10-K. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

 3.   Inventories consist of the following:

                                         September 30,  December 31,
                                            2000         1999
                                           ------       ------
                                            (Amounts in thousands)
        Finished product .............    $   304      $ 1,396
        Work in progress .............        199          349
        Raw materials ................      4,362        4,558
                                           ------       ------
                                          $ 4,865      $ 6,303
                                           ======       ======

 4. For a description of the status of the bank credit facility at September 30, 2000, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

      On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes (the "Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000 and are convertible into 2,000,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000. Accrued interest for the six months ended September 30, 2000 was paid by issuing $50,000 of new 10% convertible subordinated notes with identical terms as the Notes.

      The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2,100,000 shares of Series A common stock. Should all the Notes be converted, these shareholders would own approximately 17% of the outstanding stock of the Company. The first quarter of 2000 included a charge for imputed interest expense of $1 million with a corresponding $1 million increase in "Paid in Capital in Excess of Par Value" for the excess of the market value of the common stock over the conversion price.

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

 6.   A description of the Company's divestitures in 2000 and 1999 follows:

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

 7.   The Company's effective tax rate was 0% in 2000 and 6.5% in 1999.   Due
      to accumulated losses, there were no recoverable income taxes for the three and nine months ended September 30, 2000.

 8. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

 9.   Disclosure of segment data follows:

           Segments                Three months ended      Nine months ended
                                      September 30,          September 30,
                                     2000       1999        2000       1999
                                    -----      -----      ------      -----

 Revenues:
  Banknote inspection, printing
    and packaging equipment        $1,008     $1,416     $ 3,049     $6,147

  French repair and service             -        999           -      2,157
                                    -----      -----      ------      -----
      Consolidated                 $1,008     $2,415     $ 3,049     $8,304


 Loss before tax:
  Banknote inspection, printing
    and Packaging equipment        $ (364)    $ (986)    $(4,018)    $ (844)

  French repair and service             -        (11)          -       (102)
                                    -----      -----      ------      -----
     Consolidated                  $ (364)    $ (997)    $(4,018)    $ (946)

 There were no significant intersegment revenues. The basis of segmentation has not changed since December 31, 1999.

 10. In October, 2000, the Pension Benefit Guaranty Corporation approved an involuntary termination, effective November 15, 1999, of both pension plans of the Company and agreed to take over all assets and liabilities of the plans, as well as all future administrative and fiscal responsibilities for payment of pension benefits to employees. Based upon the termination of both pension plans of the Company, a net amount of $0.376 million is reflected as other income during the third quarter 2000, as follows (amounts in 000's)

      Impact on statement of operations - income (expense):
         Termination of pension plan liabilities             $ 3,557
         Termination of related "Other comprehensive
          loss" for pension plans                             (2,549)
         Revised pension plan liability, at present
          value of seven years payments                         (632)
                                                              ------
         Other income - net                                  $   376
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

 In September, 2000, the Company entered into discussions for a possible combination with Graphic Systems Services, Inc., a privately held printing equipment manufacturer located in Springboro, Ohio. The combination would involve the issuance by Stevens International of shares of its Series A Common Stock for the Graphics Systems Services business. The Series A Common Stock has not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exception from registration requirements. Terms of the potential transaction remain to be determined between the parties.

 RESULTS OF OPERATIONS

 Comparison of Nine Months Ended September 30, 2000 and 1999

 Sales The Company's sales for the nine months ended September 30, 2000 decreased by $5.3 million (or 63.3%) compared to sales in the same period in 1999 due primarily to decreases in packaging products ($3.1 million) and French service and repair sales ($2.2 million).

 Gross Profit The Company's gross profit for the nine months ended September 30, 2000 decreased by $3.4 million compared to gross profit in the same period in 1999. The gross profit margin decreased to 1.6% of sales as compared to 41.5% in the comparable period in 1999 due to continuing high costs of idle plant and underutilized personnel due to low production volume in 2000. The margin in 1999 was due, (1) to product mix, shipment of products at near normal margins, and reduced depreciation and product development costs; and (2) the Company's evaluation of its last-in first-out ("LIFO") inventory reserve and corresponding decrement in the calculated LIFO reserve. The Company evaluated its LIFO inventory reserve principally because of the sale of its machining and production facilities in Ohio in mid-1998 and the complete 1998 changeover of manufacturing philosophy from a "machine and make the component parts" to a "purchase the machined part." This LIFO evaluation process reduced the 1999 LIFO reserve calculation and, accordingly, increased the gross profit by $1.3 million (or $0.14 per share) for the nine months ended September 30, 1999.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $1.1 million (or 32.3%) for the nine months ended September 30, 2000 compared to the same period in 1999 due to cost reduction efforts at corporate headquarters and the manufacturing location in connection with the reduced volume of sales. Selling, general and administrative expenses for the nine months ended September 30, 2000 were 78% of sales compared to 42.3% of sales for the same period in 1999 due to the substantial reduction in sales in 2000. The reduction in expenses was not proportionate to the reduction in sales discussed above.

 Other Income (Expense)    The Company's interest  expense increased by  $1.1
 million for the nine months ended September 30, 2000 compared to the same period in 1999 due to the $1.0 million in imputed interest recorded on the issuance of the 10% convertible subordinated notes due March 31, 2000 (see
 Note 4) and the interest on the 10% convertible subordinated notes through September 30, 2000. Interest income was negligible for the nine months ended September 30, 2000 and 1999. Other income in 2000 resulted from the termination of the Company's two pension plans and a corresponding reduction in plan liabilities. The loss on sale of assets of $0.27 million in 2000 was a result of the sale of certain assets and settlement of certain obligations retained in the sale of Zerand Division in 1998.


 Comparison of Three Months Ended September 30, 2000 and 1999

 Sales The Company's sales for the three months ended September 30, 2000 decreased by $1.4 million (or 58.3%) compared to sales in the same period in 1999 due primarily to decreases in packaging systems products ($0.4 million) and to decreased sales resulting from the sale of SSMI in early January 2000, which contributed $1.0 million in sales in the third quarter of 1999.

 Gross Profit The Company's gross profit for the three months ended September 30, 2000 decreased by $0.3 million compared to gross profit in the same period in 1999 due primarily to decreased sales volume for packaging systems, increased costs from the absorption of fixed costs over a lower volume of shipments, all net of reduced depreciation and product development costs in 2000. Gross profit margin for 2000 increased 21.7% of sales as compared to 20.1% for 1999. This increase in gross profit margin in 2000 was due primarily to shipments of parts in 2000 at near normal profit margin, and certain third quarter positive adjustments in completed jobs, offset by the high cost of idle plant and underutilized personnel.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.4 million (or 39.6%) for the three months ended September 30, 2000 compared to the same period in 1999 due to continuing cost reduction efforts, and the 2000 sale of SSMI. Selling, general and administrative expenses for the three months ended September 30, 2000 were 66.9% of sales compared to 46.2% of sales for the same period in 1999 due to the large decrease in sales in 2000. The reduction in expenses was not proportionate to the reduction in sales discussed above.

 Other Income (Expense) The Company's interest expense slightly increased for the three months ended September 30, 2000 compared to the same period in 1999 resulting from increased borrowing and increased interest rates. The other income in 2000 resulted from the termination of the Company's two pension plans and a corresponding reduction in plan liabilities.


 TAX MATTERS

 The Company's effective state and federal income tax rate ("effective tax rate") was 0% for 2000 and 1999. Due to continuing losses in 2000, there were no recoverable tax benefits for the three and nine months ended September 30, 2000.

 LIQUIDITY AND CAPITAL RESOURCES

 Liquidity and Capital Resources

 The Company requires capital primarily to fund its ongoing operations, to service its existing debt and to pursue penetration of international markets. The Company's working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of printing equipment orders.

 Net cash provided by (used in) operating activities (before working capital requirements) was $(2.72) million in the first nine months of 2000 and $(0.4) million in the first nine months of 1999. Working capital provided
 (used) cash of $0.03 million in 2000 and $(0.8) million in 1999.

 On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes ("the Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000 and are convertible into shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. On September 30, 2000 the Company elected to pay the first six months interest on the Notes by issuing $50,000 of additional notes with terms identical to the Notes. If all convertible notes were converted to Common SVEIA shares, noteholders would be issued 2,100,000 shares of SVEIA. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

 The Company's capital expenditures were $86,000 in 2000 and were used primarily for certain equipment modernization.

 The company's bank credit facility bears interest at 1 1/4% over prime and matures June 30, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of September 30, 2000 there were $1.996 million in direct borrowings and no standby letters of credit outstanding, with approximately $0.01 million additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender had declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at September 30, 2000.

 The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $7.6 million at September 30, 2000 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due December 31, 2001 and bear interest at rates that vary up to 2% over bank prime.

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

 The Company's low volume of printing press sales has resulted in extensive lay-offs, plant closings and sales of certain operating divisions over the past three years. The reduction in employment has, in turn, created a higher than normal demand for pension benefits necessitating the Company's decision to file for distress termination of the plans. In October 2000, the PBGC approved an involuntary termination of both pension plans of the Company and agreed to take over all assets and liabilities of the plans as well as all future administrative and fiscal responsibilities for the payment of pension benefits to employees (see Note 10). The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed federal liens in the aggregate amount of $1.6 million against all property and rights to property of the Company.

 The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will  be on  terms and  conditions  acceptable  to  the  Company.
 Through September 30, 2000, the Company's Chairman and Chief Executive Officer has loaned the Company $7.6 million for its cash requirements. As of September 30, 2000, this amount has not been repaid.

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

 Backlog and Orders The Company's backlog of unfilled orders at September 30, 2000 was approximately $0.9 million compared to $2.5 million at December 31, 1999 . The backlog of packaging systems at September 30, 2000 decreased $1.2 million as compared to year-end 1999. The sale of SSMI decreased the backlog $0.4 million. The backlog at September 30 in each of the preceding five years has ranged from a low of $4.2 million in 1998 to a high of $27.4 million in 1996.

 Orders for the nine months ended September 30, 2000 were $3.0 million compared to $10.7 million for the comparable period in 1999, a decrease of $7.7 million while shipments decreased $5.3 million. The decreased order flow is the result of no major printing and packaging system orders in the first nine months of 2000.

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


 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

    Exhibit  Number Description of Exhibit
      3.1 Second Amended and Restated Certificate ofIncorporation of the Company.(1)
      3.2    Bylaws of the Company, as amended.(2)
      4.1    Specimen of Series A Common Stock Certificate.(3)
      4.2    Specimen of Series B Common Stock Certificate.(4)
      4.3    Specimen of 10% Convertible Subordinated Note due March 31,
             2003. (6)
     10.1 Asset Contract to Purchase Real Estate dated February 8, 1999 by and between the Company and Production Manufacturing, Inc. (5)
     11.1    Computation of Net Income per Common Share.(*)
     27.1    Financial Data Schedule.(*)


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

    (b)  Reports on Form 8-K.

 The Registrant filed a Current Report on Form 8-K dated August 31, 2000 to report: 1) A service parts alliance with Graphic Systems Services ("GSS"), Springboro, OH designed to better serve the parts and service needs of the combined companies customers; and, 2) Discussions for a possible combination with GSS involving the issuance by Stevens International of shares of its Series A Common Stock for the GSS business; all under Item 5. Other Events.

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, Stevens International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEVENS INTERNATIONAL, INC.





 Date: November 10, 2000            By: /s/  Paul I. Stevens
                                    ----------------------------------
                                    Paul I. Stevens
                                    Chief Executive Officer
                                    and Acting Chief Financial Officer