Form 10-K405
period 2000-12-31
STEVENS INTERNATIONAL INC
filed 2001-05-04
CIK 817644

============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                    --------------------------------------
                                  FORM 10-K
                    --------------------------------------

 (Mark One)
   [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 2000
                                or
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

                                              Name of Each Exchange on
          Title of Each Class                     which registered         *1
 Series A Stock, $0.10 Par Value   Over The Counter Bulletin Board (OTCBB)
 Series B Stock, $0.10 Par Value   Over The Counter Bulletin Board (OTCBB)

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

 The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,720,000 based upon the last trade of the registrant's Series B Common Stock on November 15, 2000 at $0.13 per share and the closing price of the Series A Common Stock on March 27, 2001 at $0.28 per share as reported by the OTCBB. As of March 22, 2001, there were outstanding 7,466,474 shares of Series A stock and 2,035,659 shares of Series B stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the proxy statement for the annual meeting of stockholders of the Company to be held during 2001 are incorporated by reference in Part III.
 ============================================================================

 *1 Effective August 2, 1999



                         STEVENS INTERNATIONAL, INC.

                              TABLE OF CONTENTS

 Form 10-K Item                                                 Page
 PART I
     Item 1. Business ........................................     3
     Item 2. Properties ......................................    12
     Item 3. Legal Proceedings ...............................    12
     Item 4. Submission of Matters to Vote of Security Holders    13

 PART II
     Item 5. Market for the Registrant's Common Stock and
             Related Stockholder Matters......................    14
     Item 6. Selected Financial Data .........................    15
     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............    16
     Item 8. Financial Statements and Supplementary Data......    21
     Item 9. Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure .............    42

 PART III
     Item 10. Directors and Executive Officers of the Registrant  42
     Item 11. Executive Compensation .........................    42
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management..................................    42
     Item 13. Certain Relationships and Related Transactions..    42

 PART IV
     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K............................     42



                                    PART I


 Item 1.  Business.

      Stevens International, Inc. was incorporated in Delaware in November 1986. (All references to the "Company" or "Stevens" include Stevens
 International, Inc. and its subsidiaries and predecessors, unless the context otherwise requires.)

      Stevens designs, manufactures, markets and services web-fed packaging and printing systems and related equipment. We sell to customers in the packaging industry and in the specialty/commercial, banknote and securities segments of the printing industry. Our technological and engineering capabilities allow us to combine the four major printing technologies in our systems. We combine printing presses, die cutting equipment and delivery systems into complete integrated systems which are capable of providing finished products in a single press pass. These systems sell for prices ranging from $1 million to more than $10 million. We also manufacture auxiliary and replacement parts and provide service for our equipment, which represented 98% of net sales for 2000, 76% of net sales for 1999, and 60% of net sales for 1998. Our equipment is used by customers to produce hundreds of end-products, including food and beverage containers, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. We have an installed base of more than 3,000 machines in over 50 countries. We also market and manufacture high-speed image processing systems primarily for use in the banknote and securities printing industry.

      All of our presses are "web-fed" presses, which print on paper or other substrate that is fed continuously from a roll. This differs from traditional "sheet-fed" presses, which print on pre-cut sheets of paper or other substrate. Sheet-fed equipment is still dominant in segments of the packaging industry and the banknote and securities segment of the printing industry. We believe, however, that numerous opportunities exist to convert certain users of sheet-fed equipment to our web-fed packaging and printing systems because of efficiencies inherent in the web-fed process.

      Our business has changed significantly in the last several years due to fundamental changes in web-fed printing press markets, the large operating losses that we have sustained and our need to reduce indebtedness. From 1997 to 1999, we sold the assets of four of our divisions and used the proceeds to reduce indebtedness. Despite these asset sales and debt reduction, our liabilities may currently exceed the value of our assets.

      All our assets continue to be pledged as collateral to our lenders. Throughout our recent history, our bank lenders have maintained first liens on substantially all our assets. Beginning June 30, 1998, we granted liens on all our assets then existing and to be acquired in the future as collateral for loans from Paul I. Stevens, our Chairman and Chief Executive Officer and principal lender. Additionally, as a result of our inability to pay pension plan contributions since September 1999, the Pension Benefit Guaranty Corporation, on behalf of Stevens International's pension plan for bargaining unit employees, and the Internal Revenue Service have filed liens on our assets.

 Possible Combination With Graphic Systems Services

      On April 16, 2001 Graphic Systems Services notified us that merger negotiations have been terminated due to their inability to finance the transaction. The possible combination of GSS with the Company has been under discussion since September, 2000.

 Court Ordered $1.25 Million Judgment on Twelve Year old Commission Dispute

      On April 9, 2001, a Waukesha, Wisconsin County Circuit Court, awarded a $1.25 million order for judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union. There would be no assets available to collect on this judgment due to prior lien holder claims, including our senior bank lender, Paul I. Stevens, the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Although there can be no certainty as to the outcome of negotiations, we are attempting to settle this judgment on a basis more favorable to the Company.

 Private Placement of $1 Million 10% Convertible Subordinated Notes Payable Due March 31, 2003

      In April 2000, the Company completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000. In September 2000, we elected to increase the notes by $50,000 in lieu of paying the interest for the first six months in cash. The $1,050,000 Notes are convertible into 2,100,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

      The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2.1 million shares of Series A common stock. Should all the notes be converted, these shareholders would own approximately 17% of the outstanding stock of the Company. The conversion feature necessitated a first quarter of 2000 charge for interest expense of $1 million with a corresponding $1 million increase in "Paid in Capital in Excess of Par Value."

 New Preferred Stock May Be Issued

      The Certificate of Incorporation of Stevens International authorizes the issuance of two million shares of "blank check" preferred stock with designations, rights and preferences as may be determined in the future by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. Although we have no present intention to issue any shares of preferred stock, we may do so in the future.


                          FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Report on Form 10-K in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in the Form 10-K, are "forward-looking statements" and are therefore prospective. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "intends," "plans," "projects" and other similar expressions. Forward-looking statements in this prospectus include, among others, statements regarding our future business and development plans and future expectation of revenues, expenses and cash flows. These forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The most significant of those risks, uncertainties and other factors are discussed under "Factors That Could Affect Future Performance".

 Overview of 2000 and 1999

      We continued to experience a decrease in sales during 2000 and 1999, which primarily reflected the sale of various divisions and a continuation of the reduced order flow that the Company has experienced for the last several  years.  Orders  for 2000  ($4.4 million)  decreased  60%  over  the previous year. The decrease occurred in packaging and specialty web products ($4.7 million), SSMI ($3.0 million) due to its sale in January 2000, offset by an increase in banknote and currency of $1 million. In response to the low volume of orders, the Company continued work force and cost reductions and the consolidation of certain facilities and operating functions. In an effort to cut costs and improve cash flow, the Company eliminated certain product lines and consolidated manufacturing and assembly at its Fort Worth, Texas, location. The Company believes these actions have helped and will continue to help in its efforts to return to profitability.


 Results of Operations

 A description of the Company's recent divestitures follow.

 Sale of SSMI

      In January  2000,  the  Company sold  its  French  repair  and  service company, SSMI, for a net aggregate consideration of $198,000. The transaction resulted in an aggregate loss of $1.65 million for the year ended December 31, 1999, including a loss on sale of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in accumulated other comprehensive loss. SSMI had 1999 revenues of $3 million and an operating loss of $0.13 million. Net proceeds of this transaction were used to repay a portion of the loans from P. I. Stevens, which were partially collateralized by a lien on this subsidiary.

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


 Industry Overview

      Stevens markets its systems to its customers in two distinct worldwide industriesCthe packaging industry and the printing industry. Although both the packaging and printing industries utilize printing in the manufacturing process, the printed products have significantly different applications. In the packaging industry, the printed product functions as the container for the end product, such as food and beverage containers. In the printing industry, the printed product is the end product, such as direct mail inserts, postage stamps and personal checks.

      The Company's products are designed to serve the (1) commercial and specialty printing industry, (2) banknote and securities segments of the printing industry, (3) the paperboard packaging industry, and (4) the flexible packaging industry. The packaging industry consists of several large segments, some of which the Company does not serve. The Company's products are designed to serve the folding carton, liquid carton, and the flexible packaging segments of the packaging industry. The Company does not participate in the newspapers, periodicals and book publishing segments of the printing industry.


 Economic Forecasts

      The Company believes that in the industry segments which it serves, several major market trends exist that are influencing the development and enhancement of packaging and printing equipment systems. These trends include an increasing emphasis on productivity, changing retailing practicesCincluding greater market segmentationCand increasing environmental regulation. In addition the industry is experiencing a considerable consolidation process with numerous customer and manufacturer consolidations taking place in each of the last several years.

      Productivity. Productivity in the printing industry (as measured by output per employee) is one of the lowest among major industries in the United States. The purchasers of packaging and printing equipment continue to seek methods of reducing per unit costs in response to increased labor and raw materials costs, such as paper and paperboard. As a result, purchasers of packaging and printing equipment want to improve efficiency by reducing inventories, ''in process'' production time, waste and labor costs. Purchasers, therefore, are demanding more productive equipment including integrated systems capable of running at high speeds and producing finished product in a single press pass. The Company believes its web systems technology meets these demands for higher productivity.

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


 Business Strategy

      Facing severe financial difficulties and a difficult printing press marketing environment, we believe some or all of the following to be necessary to raise cash, to return to profitability, and to reduce our dependence on loans from Paul I. Stevens and our senior bank lender. We are considering the sale of our traditional web printing press and parts and service business, mortgaging our Texas manufacturing and office facility on a long-term basis, converting vendor and other debt to equity, continued reduction of personnel, and obtaining of significant new orders for our high-speed image processing systems used primarily in the banknote and security printing industry in Europe and the Middle East.


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

      Printing Presses. All four major printing processes are offered on a worldwide basis for our web-fed packaging and printing systems including flexographic, offset lithographic, rotogravure and intaglio printing alone and in combinations. Flexography, which historically was well suited for printing large areas of solid color, is typically the least expensive printing process. However, with our technological advances, certain System
 2000 flexographic machines are capable of printing quality that rivals offset lithography, at much lower costs. Offset lithography, which is the most widely used printing process, is a process that until now has typically provided a higher quality printed product than flexography. Rotogravure, which uses etched cylinders in the printing process, is a higher quality, more expensive process than either flexography or offset lithography. Intaglio printing, which is the most technologically complex and expensive printing process, utilizes engraved plates and applies ink under extreme pressure to print banknotes and other security documents.

      Die  Cutters  and  Creasers.    We  believe  that  we  offer,   through
 preferential OEM agreements, a broad array of platen die cutters and rotary cutting products and technology in the packaging and printing industries.

      Auxiliary Equipment, Parts and Customer Service. We manufacture auxiliary equipment and replacement parts and provide service for our presses and collators, which represented 98% of our net sales for 2000, 76% of net sales for 1999, and 60% of net sales for 1998. Generally, auxiliary equipment allows the customer to expand the capabilities of its existing equipment by increasing production capacity or by providing such additional features as forward numbering, batch delivery and special types of finishing, such as punching, perforating and folding. Auxiliary equipment also includes print towers (to add additional colors) and additional collating stations.

      Customer Service. We provide a customer service program including product services and support through trained Company and dealer service representatives. Product services include installation, field repairs, routine maintenance, replacement and repair parts, operator training and technical consulting services. Parts can often be delivered the same day or overnight in North America, and within 24-48 hours worldwide. Many replacement parts have much longer delivery times. Product services and support programs also are designed to promote the sale of auxiliary equipment.


 Marketing

      We primarily market our products domestically through direct sales engineers and managers and internationally through our agent network. Our traditional marketing efforts include advertising, participating in major domestic and international trade shows and customer symposiums, and conducting periodic product maintenance seminars. We also conduct limited market research and analyzes to reveal and study trends in addition to participating in various trade associations.


 Customers

      Our customers include packaging companies, printing companies, paper companies, check printers, business forms companies and central bank and private banknote and securities printers.


 Competition

      We encounter substantial competition in marketing our products from manufacturers of both sheet-fed and web-fed presses and related equipment. We believe that in our selected segments of the packaging and printing industries our competitors are primarily manufacturers of web-fed equipment. Our principal web-fed competitors are Bobst, S.A., Komori-Chambon and Goebel. We believe that the packaging industry is also served by manufacturers of offset sheet-fed equipment such as Koenig and Bauer-Albert Frankenthal (KBA)-Planeta, Heidelberg, M.A.N. Roland and Komori. The banknote and securities markets are predominately served by sheet-fed equipment made by Koenig and Bauer-Albert Frankenthal (KBA) and marketed by De La Rue Giori. Competition for our products is based primarily on product performance, web-fed versus sheet-fed technology, reliability, customer service, price and delivery.


 Research and Development

      Our development projects are funded in varying amounts by customers who are in need of specialized equipment or processes. Research and development costs are charged to operations as incurred and the total of gross expenditures (including customer-funded projects) has exceeded 5% of net sales in recent years.


 Employees

      As of March 1, 2001, the Company had approximately 24 employees. With the closing of the Hamilton plant in 1998, we no longer employ any collective bargaining employees.

 Backlog and Orders

      The backlog consists of orders that have met strict criteria, including having a signed contract with appropriate down payments received. Further, to be included in backlog, these orders must also have a reasonable expectation of being manufactured, shipped and paid for within contract terms. Additionally, the backlog does not generally include a significant amount of service and parts orders, which have been in the 30% to the 50% range of the Company's sales volume for the last three years.

      The absolute value of the backlog varies with the amount of percentage of completion revenue recognized in any one period. This value can fluctuate since we experience an average six to nine month period between the booking of the order and its final shipment. Our backlog of unfilled orders as of December 31, 2000 was approximately $1.7 million compared to $2.5 million at December 31, 1999.


 Executive Officers

      The executive officers of the Company are as follows:

      Name                     Age   Principal Position with the Company
      ------------------------ ---   -----------------------------------
      Paul I. Stevens.........  86   Chairman of the Board, Chief Executive
                                     Officer and Director
      Richard I. Stevens......  62   President, Chief Operating Officer and
                                     Director
      Constance I. Stevens....  57   Vice President - Administration,
                                     Assistant Secretary and Director
      George A. Wiederaenders.  59   Vice President, Treasurer and Chief
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

      Richard I. Stevens is President, Chief Operating Officer and a director of the Company and has served in each of these capacities for at least five years. From May 1992 to December 1993, Mr. Stevens served as President and General Manager of the Company's Hamilton division. He joined the Company in 1965 and became President in 1969. In 1973 he was elected to the Board of Directors. Mr. Stevens is active in industry professional associations. He has been a director of The Association for Suppliers of Printing, Publishing and Converting Technologies (NPES) since 1982. In October 1995, Mr. Stevens was elected Chairman of the Board of NPES for a two-year term. Mr. Stevens is the son of Paul I. Stevens.

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

      The Company's Financial Condition Is Poor. The Company is currently experiencing severe liquidity problems and has been unable to pay all of its obligations when they have become due. We have had operating losses in each of the last five years, with net sales declining substantially each year since 1995. Since 1997, cash flow from operations has been insufficient to meet our cash requirements. We have been regularly relying on loans from Paul I. Stevens, the Chairman and Chief Executive Officer of Stevens International, Inc., to provide necessary funds for working capital. Unless we obtain substantial orders for printing equipment in the near future, we may be forced to file for bankruptcy. Our liabilities may currently exceed the value of our assets.

 Stevens International Has Incurred Substantial Indebtedness Which Could Be Accelerated

      We have substantial debt and may incur more. As of March 1, 2001, we had short-term and long-term debt totaling $11.4 million. Loans to Stevens International by Paul I. Stevens in the amount of $7.7 million become due June 30, 2002. Under current conditions we do not foresee the ability to repay the loans from Mr. Stevens when they become due. If Mr. Stevens does not then extend the maturity of these loans, we do not expect that we could find a replacement lender and would be unable to pay that debt. Outstanding loans under our bank line of credit in the amount of $2.23 million become due June 30, 2001. We currently are not in compliance with some of the covenants under the bank line of credit loan agreement. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. If the bank lender should accelerate the maturity of the bank loan and demand repayment of the debt, we do not expect that we could find a replacement lender for these funds and would be unable to meet that obligation. As the holder of liens on substantially all of our assets, the bank could initiate a foreclosure sale of assets necessary to repay the outstanding loan amount.


 An Economic Downturn Could Have an Adverse Effect on Stevens International

 Sales of our packaging and printing products may be adversely affected by general economic and industry conditions and downturns and commodity prices. Our business and results of operations may be adversely affected by higher inflation, interest rates, unemployment and paper and paperboard prices. It may also be adversely affected by general economic conditions that reflect a downturn in the economy which cause customers to reduce or delay capital expenditure decisions. For example, we have incurred substantial losses since 1995. These losses were caused by many factors, including:

          * a slowdown in customers' capital spending that surfaced in the fourth quarter of 1995;

          *    changing  printing technology  that  affected demand  for  our
               business  forms   printing  systems,  which   prior  to   1990
               represented a substantial portion of our revenues; and

          * a general economic downturn which reduced or delayed capital expenditure decisions by our customers.

      Sales of business forms and specialty web printing press systems have historically been subject to cyclical variation based upon specific and general economic conditions.


 The Trading Market for the Series A Common Stock May Be Small

      The Series A Common Stock is not listed on any national securities exchange or quoted on the NASDAQ system. The Series A Common Stock is quoted on the Over-the-Counter Bulletin Board. Generally, the market for securities quoted on the Bulletin Board is smaller than securities listed on national exchanges and NASDAQ.


 The Series A Common Stock Price Is Volatile

      The Series A Common Stock has experienced a high level of price and volume volatility. The Series A Common Stock market price in the last few years has ranged from a high of $4.50 per share in the second quarter of 1998 to a low of $0.09 per share in the fourth quarter of 1999. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations. The stock price may be affected by announcements of financial results, new product introductions, new orders or order cancellations by us or our competitors, or other matters related to our business. In addition, the stock price may fluctuate due to changes in general economic and stock market conditions, investor perceptions, levels of interest rates and the value of the U.S. dollar.


 International Operations of Stevens International Present Greater Risks to its Business

      International sales represented 10% of net sales in 2000, 38% in 1999 and 35% in 1998. We expect that international sales will continue to represent a significant portion of our total sales. International operations are subject to various risks, including:

          *    exposure to currency fluctuations;

          * political and economic conditions and trends in other countries;

          *    trade and business laws in other countries;

          * unexpected changes in export and import regulations and duties of the United States and other countries;

          *    difficulty in staffing and managing foreign operations;

          *    longer customer payment cycles;

          *    greater difficulty in accounts receivable collection;

          *    potentially adverse tax consequences; and

          *    varying degrees of intellectual property protection.

      Fluctuations in currency exchange rates could result in lower sales volume reported in U.S. dollars. Fluctuations in currency exchange rates are unpredictable and may be substantial. Since many of our competitors are foreign, fluctuations in exchange rates may also affect our competitive position in the United States market. Any event causing a sudden disruption of international sales could have a material adverse effect on our operations.


 The Industry Is Highly Competitive

      The packaging and printing equipment industry is highly competitive and is characterized by technological advances and new product introductions and improvements. Most of the companies marketing competitive products or with the potential to do so are well-established, have substantially greater financial and other resources and have established reputations for success in the development, sale and service of these products. We face substantial competition in marketing our products from manufacturers of both sheet-fed and web-fed presses and related equipment. Our ability to compete successfully will depend on our ability to design and build products which achieve general market acceptance. This requires maintaining a technically competent research and development staff and staying ahead of technological changes and advances in the industry. We may encounter many difficulties and delays in the development of new technologies and related products. We may be unable to keep pace with the competitive demands of the marketplace. We may be unable to create new products that establish long-term life cycles or assure long-term field use. Moreover, our new products or improved versions of current products may not be commercially viable. Current competitors or new market entrants could introduce new or enhanced products with features which render our technology, or products incorporating our technology, obsolete or less marketable.

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

 Product Quality Must Be High

      Any quality, durability or reliability problems with existing or new products, or any other actual or perceived problems with our products, could have a material adverse effect on market acceptance of our products. Any quality problems with components could result in product repair or improvements that would likely have an adverse effect on our financial results and future sales potential.

 Stevens International Is Dependent on its Management and Key Personnel

      Our success largely depends on the personal efforts of Paul I. Stevens, Chairman of the Board and Chief Executive Officer, Richard I. Stevens, President and Chief Operating Officer, and on other members of senior management. The loss or interruption of the services of these individuals could have a material adverse effect on our business and prospects.

      Our success also depends on our ability to hire and retain additional qualified sales, marketing and other personnel. Competition for qualified personnel in the industry is intense. We may be unable to hire or retain additional qualified personnel, which is more difficult because of our past weak financial performance.

 Stevens International Is Controlled by the Stevens Family

      As of March 1, 2001, Paul I. Stevens and persons and entities related to him beneficially owned approximately 12% of the outstanding Series A Common Stock and 92% of the outstanding Series B Common Stock of Stevens International. This ownership represents approximately 71% of the combined voting power and permits the Stevens' to elect a majority of the Board of Directors and control the outcome of issues voted on by stockholders unless approval requires a separate vote of holders of the Series A Common Stock. In addition, this large ownership of stock may have the effect of reducing liquidity of the trading market for the stock.

 New Litigation Would Adversely Impact Stevens International

      We are engaged in various actions related to product liability claims and ordinary routine litigation incidental to our business. In addition we have suppliers' claims resulting from our continuous liquidity problem and corresponding inability to pay vendors on a timely basis. To date, most of these claims have been settled. Each matter is subject to some degree of uncertainty and there can be no assurance that all current or future claims can be settled or successfully defended. A negative outcome in excess of insurance coverage could have a material adverse effect on our operating results and financial condition. Additionally, significant litigation may result in a distraction or diversion of management's attention and adversely affect operations.


 New  Environmental  Claims   Could  Arise  and   Adversely  Affect   Stevens
 International

      Our production facilities and operations are subject to local and federal laws and regulations. We believe that we are currently in compliance with all these laws and regulations. The Environmental Protection Agency issued a notice of potential liability and request for participation in cleanup activities in 1990 to approximately 60 parties including one of our former subsidiaries. The claim involved the disposition of substances that could be characterized as "hazardous wastes" which were purportedly taken to Coakley Landfill Site in North Hampton, New Hampshire prior to 1982. Although the claim has been settled, there can be no assurance that we will not be subject to further claims relating to the Coakley site or sites affected by contamination from the Coakley site.

      Furthermore, there could be some accidental contamination, disposal or injury from the use, storage or disposition of materials used in our operations for which we could be held liable for resulting damages. We could be required to comply with environmental laws, regulations or claims in the future which could result in significant additional costs.

      Manufacturing Risks and Availability of Raw Materials. Disruption of operations at the Company's primary manufacturing facility or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate manufacturing capacity would be available, or if available, that it could be obtained on favorable terms or on a timely basis. The principal raw materials used in the manufacturing of printing press systems are high grade steel and alloys used in the making of gears, rollers and side frames. Steel is in ample supply throughout the world.

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

      Rapid Growth and Decline of Revenues. The Company's annual revenue has fluctuated dramatically over the years ranging from 30% growth in 1995 to a 67% decrease in 2000. The growth was largely attributable to the development and sale of new products. In light of this growth, the Company increased the amount of expenditures on its research and development programs, particularly in conjunction with the development of new products. In recent years, the Company curtailed many expenditures in response to the slowness of new orders which has been due, in part, to certain product performance issues related to the new products. These performance issues also severely impacted the Company's liquidity, necessitating large lay offs of personnel, a restructuring of operations to lower operating levels, and consolidation of functions and facilities. In addition, the Company has reduced capital expenditures and implemented certain other cost reduction measures.

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

 Item 2.  Properties.

        Following is the location of the Company's executive and principal manufacturing and research facilities. In addition, the Company leases a small sales office in Europe on a month-to-month basis. The Company believes its facilities are adequate for its present needs.


 Location            Use                                Approx.    Owned or
                                                        Sq. Ft.     Leased
 -----------------   --------------------------         ------      ------
 Fort Worth, Texas   Manufacturing facility and         74,000      Owned
                     administration offices


      See notes G, J and L of the notes to consolidated financial statements of the Company for information relating to property, plant and equipment and leases. See ''Management's Discussion and Analysis of Financial Condition and Results of OperationsCLiquidity and Capital Resources.''

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

      On April 9, 2001, a Waukesha, Wisconsin County Circuit Court, awarded a $1.25 million order for judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union. There would be no assets available to collect on this judgment due to prior lien holder claims, including our senior bank lender, Paul I. Stevens, the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Although there can be no certainty as to the outcome of negotiations, we are attempting to settle this judgment on a basis more favorable to the Company.


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

      The 1999 filing for distress termination of the plans began a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC determined that the Company will be unable to pay benefits when due and that the plans must be terminated in order to protect the interests of the plan participants. The PBGC became statutory trustee at November 15, 1999, the effective date of the termination of the plans. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed liens against all property and rights to property of the Company in the aggregate amount of $1.6 million. The assets of the pension plans were also taken over by the PBGC. The Company and the PBGC are negotiating terms of a financial settlement for installment payments to be made by the Company to the PBGC over the next 7-8 years.

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

      In February 1990, the Environmental Protection Agency (''EPA'') issued a Notice of Potential Liability and Request for Participation in Cleanup Activities to approximately 60 parties, including Post Machinery Company, Inc., a former subsidiary of the Company, in relation to the disposition of certain substances that could be characterized as ''hazardous wastes'' which purportedly were taken to the Coakley Landfill Site (''Coakley Site'') in North Hampton, New Hampshire prior to 1982. A committee representing the potentially responsible parties (''PRPs'') negotiated a settlement in the form of consent decrees (the ''Consent Decrees'') with EPA and the State of New Hampshire covering the closure and capping of the Coakley Site. The PRPs also agreed that certain of the PRPs, including Post, would no longer be obligated to participate in the cleanup at the Coakley Site in return for a contribution of a fixed amount into escrow, and such PRPs would be indemnified by certain of the remaining PRPs from further liability under the EPA's current action. Post contributed $86,719 under this agreement. EPA is currently conducting an investigation of ground water conditions under a wetlands area adjacent to the site. EPA has not given notice to any parties of potential liability for ground water under the wetlands. There can be no assurances that no further claims will be brought related to the Coakley Site, or sites affected by contamination from the Coakley Site, or that any claims which might be brought would be covered by the Consent Decrees or the agreement described above. In connection with the aforementioned environmental claim, the Company was indemnified and reimbursed by Post's predecessor, PXL Holdings Corporation, for its costs in connection with the Coakley matter.

      No assurance can be given regarding the outcome of any pending case; however, a negative outcome in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.


 Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.


                                   PART II


 Item 5.  Market  for the Registrant's Common  Stock and Related  Stockholder
 Matters.

      The Company's Series A Common Stock and Series B Common Stock are traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbols SVEIA and SVEIB, respectively. The following table sets forth for the periods indicated the range of the high and the low closing sale prices per share for the Series A Common Stock and the Series B Common Stock, as reported by the Over-the-Counter Bulletin Board daily summaries.

                                           Series A              Series B
                                         Common Stock          Common Stock
                                       -----------------    ------------------
                                        High       Low       High        Low
                                       -------    ------    -------    -------
 Year Ending December 31, 1999 ....
 First Quarter ....................   $1 1/4     $  5/16   $  13/16   $  11/16
 Second Quarter ...................    1 1/4        5/16      13/16       1/2
 Third Quarter ....................     11/16       1/4        1/2        1/4
 Fourth Quarter ...................      1/2        3/32       1/2        1/4

 Year Ending December 31, 2000:
 First Quarter ....................   $2 1/4        1/4    $ 2        $   1/16
 Second Quarter ...................    1 5/8        3/4        5/16       5/16
 Third Quarter ....................    1 1/8        1/2        5/16       5/16
 Fourth Quarter ...................      3/4        1/2        5/16       1/8

 First Quarter 2001 (through
   March 27, 2001)                    $  1/2     $ 3/16    $  1/8     $   1/8


 As of March 27, 2001, approximately 7,466,000 shares of the Series A Common Stock were outstanding and held by approximately 200 holders of record, and 2,036,000 shares of the Series B Common Stock were outstanding and held by approximately 65 holders of record.

      The Company has not paid cash dividends on its capital stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's capital stock in the foreseeable future. If, however, cash dividends are paid, such dividends will be paid equally to holders of the Series A Common Stock and the Series B Common Stock on a share-for-share basis. See ''Description of Capital Stock.'' In addition, the Company's current credit facility restricts the Company's ability to pay dividends. For a discussion of restrictions of the Company's ability to pay dividends, see ''Management's Discussion and Analysis of Financial Condition and Results of OperationsCLiquidity and Capital Resources.''



 Recent Sales of Unregistered Securities

      On March 31, 2000, the Company received the net proceeds of a private placement of $1 million 10% convertible subordinated notes payable due March 31, 2003 (see Item 1. Business and Note U of Notes to Consolidated Financial Statements). These notes are convertible into 2,000,000 shares of Series A Common Stock (SVEIA), subject to adjustment. The Company issued these unregistered securities in reliance upon Rule 504 of Regulation D of the Securities Act of 1933, as amended.


 Item 6.  Selected Financial Data.

      The following tables set forth selected historical financial information for the indicated periods for the Company. The historical information is derived from the Consolidated Financial Statements of the Company.

                                                        STATEMENT OF OPERATIONS
                                                 (In thousands except per share data)

                                                              Year Ended December 31,
                                                   ------------------------------------------------
                                                    2000       1999       1998      1997      1996
                                                   ------     ------     ------    ------    ------
 Net sales                                        $ 3,620    $11,137    $22,207   $35,151   $65,659
 Cost of sales                                      3,420      7,813     17,877    34,011    74,243
                                                   ------     ------     ------    ------    ------
 Gross profit (loss) (1)                              200      3,324      4,330     1,140    (8,584)
 Selling, general and administrative expense        2,913      4,909      7,379     9,837    22,485
 Restructuring charge (3)                               -          -          -         -     1,300
 Loss on impairment of assets                         700        200        573     6,347         -
 Loss on sale of assets                                 -          -          -         -     3,472
                                                   ------     ------     ------    ------    ------
 Operating income (loss)                           (3,413)    (1,785)    (3,622)  (15,044)  (35,841)
 Gain (loss) on sale of assets (4)                   (273)    (1,682)     2,203         -         -
 Court ordered judgment - prior year commission(6) (1,250)         -          -         -         -
 Other income (expense) (5)                        (1,699)      (817)    (1,956)   (4,396)   (5,379)
                                                   ------     ------     ------    ------    ------
 Income (loss) before income taxes and
    extraordinary item                             (6,635)    (4,284)    (3,375)  (19,440)  (41,220)
 Income tax (expense) benefit                           -          -        (75)      213     7,000
                                                   ------     ------     ------    ------    ------
 Income (loss) before extraordinary item           (6,635)    (4,284)    (3,450)  (19,227)  (34,220)
 Extraordinary item (2)                                 -          -     11,221         -         -
                                                   ------     ------     ------    ------    ------
      Net income (loss)                           $(6,635)   ($4,284)   $ 7,771  $(19,227) $(34,220)
                                                   ======     ======     ======   =======    ======

 Per Common Share - Basic:
 Income (loss) before extraordinary item           $(0.70)    $(0.45)    $(0.36)   $(2.03)   $(3.62)
 Extraordinary item (2)                                 -          -       1.18         -         -
                                                   ------     ------     ------    ------    ------
      Net income (loss) - basic                    $(0.70)    $(0.45)     $0.82    $(2.03)   $(3.62)
                                                   ======     ======     ======   =======    ======
 Per Common Share - Diluted:
 Income (loss) before extraordinary item           $(0.70)    $(0.45)    $(0.36)   $(2.03)   $(3.62)
 Extraordinary item (2)                                 -          -       1.18          -        -
                                                   ------     ------     ------    ------    ------
      Net income (loss) - diluted.                 $(0.70)    $(0.45)     $0.82    $(2.03)   $(3.62)
                                                   ======     ======     ======   =======    ======

 Weighted average shares outstanding - basic        9,502      9,502     9,492      9,457     9,451
                                                   ======     ======     ======   =======    ======
 Weighted average shares outstanding - diluted      9,502      9,502     9,492      9,457     9,451
                                                   ======     ======     ======   =======    ======



                               BALANCE SHEET DATA
                                 (In thousands)

                                                              Year Ended December 31,
                                                   ------------------------------------------------
                                                    2000       1999       1998      1997      1996
                                                   ------     ------     ------    ------    ------
   Cash and temporary investments                 $   264    $     6    $   164  $    211   $ 3,338
   Working capital (deficit)                       (1,346)     1,178      1,965   (10,894)  (11,476)
   Total assets                                     7,120     10,262     14,651    31,890    77,417
   Long-term debt                                   8,702      6,158      5,244        55       113
   Total stockholders' equity (deficit)           $(8,724)   $(5,396)   $(2,955)  $(9,611)  $10,896
 ________________________

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

 (4) Includes a fourth quarter 1999 loss on January, 2000 sale of SSMI, the Company's French repair and service company, of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in "accumulated other comprehensive loss".

 (5) Includes a first quarter 2000 charge for interest expense of $1 million necessitated by the conversion feature of the $1 million of convertible subordinated notes payable.

 (6) The April 2001 court ordered judgment related to a twelve year old dispute over an alleged commission on a 1989 project involving the former Soviet Union, was recorded in the fourth quarter of 2000.


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

      In September, 2000, the Company entered into discussions for a possible combination with Graphic Systems Services, Inc., a privately held printing equipment manufacturer located in Springboro, Ohio. On April 16, 2001 Graphics Systems Services notified us that merger negotiations have been terminated due to their inability to finance the transaction.

 General

      The Company derives its revenues from the sale of packaging and printing equipment systems and related equipment to customers in the packaging industry and the specialty/commercial and security and banknote segments of the printing industry. The Company's net sales have fluctuated from a high of $139.2 million in 1995 to a low of $3.6 million in 2000.

      The Company continued to experience a decrease in sales during 2000 and 1999, which primarily reflected the sale of various divisions and a continuation of the reduced order flow that the Company has experienced for the last several years. Orders for 2000 of $4.4 million decreased 60% from the previous year. The decrease occurred in packaging and specialty web products ($4.7 million), SSMI ($3.0 million), offset by an increase in banknote and currency of $1 million. In response to the low volume of orders, the Company continued its work force and cost reductions and the consolidation of certain facilities and operating functions. In an effort to cut costs and improve cash flow, the Company has eliminated certain product lines and consolidated manufacturing and assembly at its Fort Worth, Texas, location. The Company believes these actions have helped and will continue to help in its efforts to return to profitability.

 Fourth Quarter 2000

      We attribute the operating and net loss for the fourth quarter of 2000 to (1) a continuing decline in sales volume, (2) a $1.25 million accrual for an April 2001 court ordered judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union, (3) an impairment of asset value write-down of inventory of $0.7 million, and (4) a $0.07 million accrual for an Internal Revenue Service excise tax assessment related to a 1998 failure to make a pension fund payment.

 Results of Operations

      The following table sets forth, for the periods indicated, certain income statement data as percentages of net sales

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2000     1999     1998
                                                     -----    -----    -----
      Net sales .......................              100.0%   100.0%   100.0%
      Cost of sales ...................               94.5%    70.2%    80.5%
                                                     -----    -----    -----
      Gross profit (loss) .............                5.5%    29.8%    19.5%
      Selling, general and administrative expenses    80.5%    44.1%    33.2%
      Loss on impairment of asset value               19.3%     1.8%     2.6%
                                                     -----    -----    -----
      Operating income (loss) .........              (94.3%)  (16.1%)  (16.3%)
      Other income (expense):
           Gain (loss) on sale of assets              (7.5%)  (15.1%)    9.9%
           Interest, net ..............              (49.5%)   (6.6%)  ( 7.1%)
           Court ordered judgment - prior year
           commission .................              (34.5%)      -        -
           Other, net .................                2.6%    (0.7%)  ( 1.7%)
                                                     -----    -----    -----
      Loss before income taxes and extraordinary
           items ......................             (183.3%)  (38.5%)  (15.2%)


      Comparison of Years Ended December 31, 2000 and 1999

      Sales. The Company's sales for the year ended December 31, 2000 decreased by $7.5 million (or 67.5%) compared to sales in the same period in 1999 due primarily to decreases in packaging system products ($4.5 million) and French service and repair sales ($3.0 million).

      Gross Profit. The Company's gross profit for the year ended December 31, 2000 decreased by $3.1 million compared to gross profit in the same period in 1999. The gross profit margin decreased to 5.5% of sales as compared to 29.8% in the comparable period in 1999 due to continuing high costs of idle plant and underutilized personnel due to low production volume in 2000. The margin in 1999 was due, (1) to product mix, shipment of products at near normal margins, and reduced depreciation and product development costs; and (2) the Company's evaluation of its last-in-first-out ("LIFO") inventory reserve and corresponding decrement in the calculated LIFO reserve. The Company evaluated its LIFO inventory reserve principally because of the sale of its machining and production facilities in Ohio in mid-1998 and the complete 1998 changeover of manufacturing philosophy from a "machine and make the component parts" to a "purchase the machined part." This LIFO evaluation process reduced the 1999 LIFO reserve calculation and, accordingly, increased the gross profit by $1.3 million (or $0.14 per share) for the year ended December 31, 1999.

      Selling, General and Administrative Expenses. The Company's selling, general, and administrative expenses decreased by $2.0 million (or 40.7%) for the year ended December 31, 2000 compared to the same period in 1999 due to cost reduction efforts at corporate headquarters and the manufacturing location in connection with the reduced volume of sales. Selling, general and administrative expenses for the year ended December 31, 2000 were 80.5% of sales compared to 44.1% of sales for the same period in 1999 due to the substantial reduction in sales in 2000. The reduction in expenses was not proportionate to the reduction in sales discussed above.

      Loss on Impairment of Asset Value. A fourth quarter 2000 loss of $0.7 million was recorded to recognize an impairment of inventory value on slow-moving or obsolete inventory. An inventory value impairment loss of $0.2 million was recorded in the third quarter of 1999.

      Court Ordered $1.25 Million Judgment on Twelve Year Old Commission Dispute. On April 9th, 2001 a Waukesha, Wisconsin County Circuit Court, awarded a $1.25 million order for judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union.

      Other Income (Expense). The Company's interest expense increased by $1.1 million for the year ended December 31, 2000 compared to the same period in 1999 due to the $1.0 million in imputed interest recorded on the issuance of the 10% convertible subordinated notes on March 31, 2000 (see Note J) and the interest on the 10% convertible subordinated notes through December 31, 2000. Interest income was negligible for the year ended December 31, 2000 and 1999. Other income in 2000 resulted primarily from the termination of the Company's two pension plans and a corresponding reduction in plan liabilities. The loss on sale of assets of $0.27 million in 2000 was a result of the sale of certain assets and the settlement of certain obligations retained in the sale of Zerand Division in 1998.


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


 Tax Matters

      The Company's effective state and federal income tax rate (''effective tax rate'') was 0% for 2000, 0% for 1999, and 0.3% for 1998. This decrease in the effective tax rate was due to the uncertainty of future tax benefits from future operations.


 Quarterly Results (Unaudited)

      The following table summarizes results for each of the four quarters for the years ended December 31, 2000, and 1999.

                                               Three Months Ended
                                   ----------------------------------------------
                                    March 31,   June 30,   Sept.30,  December 31,
                                     -------     -------    -------    -------
                                     (In thousands, except per share data)
 2000:
     Net sales ...................  $    821    $  1,200   $  1,008   $     591
     Operating (loss) ............  $   (886)   $   (987)  $   (455)  $ ( 1,085)
     Net (loss) ..................  $ (2,141)   $ (1,513)  $   (364)  $  (2,617)
     Net (loss) per common share -
       basic and diluted .........  $  (0.22)   $  (0.16)  $  (0.04)  $   (0.28)

 1999:
     Net sales ...................  $  3,314    $  2,575   $  2,415   $   2,833
     Operating income (loss) .....  $    270    $    297   $   (830)  $  (1,522)
     Net income (loss) ...........  $     43    $      5   $   (994)  $  (3,338)
     Net income (loss) per common
       share - basic and diluted .  $  0.005    $   0.00   $  (0.10)  $   (0.35)


      We attribute the operating and net loss for the fourth quarter of 2000 to (1) a continuing decline in sales volume, (2) a $1.25 million accrual for an April 2001 court ordered judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union, (3) an impairment of asset value write-down of inventory of $0.7 million, and (4) a $0.07 million accrual for an Internal Revenue Service excise tax assessment related to a 1998 failure to make a pension fund payment.

      We attribute the operating and net loss for the fourth quarter of 1999 to (1) a continuing decline in sales volume, (2) accrual for losses on certain major contracts and LIFO inventory, and (3) unabsorbed overhead costs due to the low shipment volume in the quarter, and (4) loss on January 2000 sale of SSMI of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholders equity in "accumulated other comprehensive loss".

      The Company has taken certain continuing cost reduction actions to adjust its expected 2001 production to the order flow in 2000.


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

      Net cash provided by (used in) operating activities was $(2.8 ) million in 2000, $(1.6) million in 1999, and $(5.9) million in 1998. Net cash provided by (used in) operating activities (before working capital requirements) was $(3.1) million in 2000, (1.9) million in 1999, and $(4.5) million in 1998. Working capital provided (used) cash of $0.3 million in 2000, $0.3 million in 1999, and $(1.4) million in 1998. The Company's working capital needs increase during periods of sales growth because of a number of factors, including the duration of the manufacturing process and the relatively large size of most orders.

      In April 2000, the Company completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000. In September 2000, we elected to increase the Note by $50,000 in lieu of paying the interest for the first six months in cash. The $1,050,000 Notes are convertible into 2,100,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

       The Company's capital expenditures were $0.01  million in 2000,   $0.1
 million in 1999,  and $0.2  million in  1998   and were  used primarily  for
 certain machinery and equipment modernization.

      On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul
 I. Stevens, aggregating $4.5 million, the Company paid off principal amounts due its senior secured bank lender and its secured senior subordinated note holders, aggregating approximately $19.5 million. Repayment of the secured Senior Subordinated Notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million.

      The Company's bank credit facility bears interest at 1 1/4% over prime and matures June 30, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of December 31, 2000 there were $2.22 million in direct borrowings and no standby letters of credit outstanding, with approximately $0.2 million additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at December 31, 2000.

      The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $7.65 million at December 31, 2000 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due June 30, 2001 and bear interest at rates that vary up to 2% over bank prime.

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

      The 1999 filing for distress termination of the plans began a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC determined that the Company will be unable to pay benefits when due and that the plans must be terminated in order to protect the interests of the plan participants. The PBGC became statutory trustee at November 15, 1999, the effective date of the termination of the plans. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed liens against all property and rights to property of the Company in the aggregate amount of $1.6 million. The assets of the pension plans were also taken over by the PBGC. The Company and the PBGC are negotiating terms of a financial settlement for installment payments to be made by the Company to the PBGC over the next 7-8 years. The estimated present value of the anticipated payments to the PBGC has been recorded at December 31, 2000 in the amount of $0.63 million.

      The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through December 31, 2000, the Company's Chairman and Chief Executive Officer has loaned the Company $7.65 million for its short-term cash requirements. As of December 31, 2000, this amount has not been repaid.

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


 Item 8. Financial Statements and Supplementary Data.

 Index to Consolidated Financial Statements and Financial Statement Schedules


                                                                      Page
                                                                     Number
                                                                     ------
 Report of Management.........................................         21
 Report of Independent Certified Public Accountants ..........         22
 Consolidated Balance Sheets -- December 31, 2000 and 1999 ...         23
 Consolidated Statements of Operations -- Years Ended December
   31,  2000, 1999, and 1998..................................         24
 Consolidated Statement of Stockholders' Equity -- Years Ended
   December  31, 2000, 1999, and 1998 ........................         25
 Consolidated Statements of Cash Flows -- Years Ended December
   31, 2000, 1999, and 1998 ..................................         26
 Notes to Consolidated Financial Statements ..................         27
 Schedule II - Valuation and Qualifying Accounts - Years Ended
   December  31, 2000, 1999, and 1998.........................         45

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 Board of Directors and Stockholders
 Stevens International, Inc.


      We have audited the accompanying consolidated balance sheets of Stevens International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial consolidated statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stevens International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a significant reduction in its sales volume, and has experienced continuing losses from operations, and is in violation of certain debt covenants that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




 GRANT THORNTON LLP

 Dallas, Texas
 March 26, 2001
 (except for Note L as to which
 the date is April 9, 2001)

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                                           December 31,
                                                      ----------------------
                                                       2000           1999
                                                      -------        -------
                      ASSETS
  Current assets:
     Cash                                            $    264       $      6
     Trade accounts receivable, less
       allowance for losses of $101 and
       $70 in 2000 and 1999, respectively                 393            936
     Costs and estimated earnings in excess                 -            109
       of billings on long-term contracts
     Inventories                                        4,147          6,303
     Other current assets                                 360             93
     Assets held for sale                                   -            363
                                                      -------        -------
            Total current assets                        5,164          7,810
  Property, plant and equipment, net                    1,463          1,795
  Other assets, net                                       493            657
                                                      -------        -------
                                                     $  7,120       $ 10,262
                                                      =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Trade accounts payable                          $  1,391       $  2,120
     Other current liabilities                          2,301          1,691
     Income taxes payable                                 110            110
     Customer deposits                                    486            641
     Current portion of long-term debt                  2,222          2,070
                                                      -------        -------
            Total current liabilities                   6,510          6,632
  Long-term debt                                        1,050            ---
  Note payable - stockholder                            7,652          6,158
  Accrued pension costs                                   632          3,110
  Commitments and contingencies                             -              -
  Stockholders' equity:
     Preferred stock, $0.10 par value,
       2,000,000 shares authorized , none
       issued and outstanding                               -              -
     Series A Common Stock, $0.10 par value,
       20,000,000 shares    authorized, 7,466,000
       and 7,459,000 issued and outstanding at
       December 31, 2000 and 1999, respectively           746            745
     Series B Common Stock, $0.10 par value,
       6,000,000 shares authorized, 2,037,000
       and 2,042,000 shares issued and outstanding        204            205
       at December 31, 2000 and 1999, respectively
     Additional paid-in capital                        40,961         39,961
     Accumulated other comprehensive (loss)                 -         (2,549)
     Retained deficit                                 (50,635)       (44,000)
                                                      -------        -------
            Total stockholders' equity (deficit)       (8,724)        (5,638)
                                                      -------        -------
                                                     $  7,120       $ 10,262
                                                      =======        =======

        See notes to consolidated financial statements.


               STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except share data)



                                                  Year Ended December 31,
                                              -------------------------------
                                               2000        1999        1998
                                              ------      ------      ------
  Net sales                                  $ 3,620     $11,137     $22,207
  Cost of sales                                3,420       7,813      17,877
                                              ------      ------      ------
  Gross profit                                   200       3,324       4,330
  Selling, general and administrative
    expenses                                   2,913       4,909       7,379
  Loss on impairment of assets                   700         200         573
                                              ------      ------      ------
  Operating (loss)                            (3,413)     (1,785)     (3,622)
  Other income (expense):
    Gain (loss) on sale of assets               (273)     (1,682)      2,203
    Interest income                                6          31          13
    Interest expense                          (1,798)       (769)     (1,580)
    Court ordered judgment - prior
      year commission                         (1,250)          -           -
    Other, net                                    93         (79)       (389)
                                              ------      ------      ------
                                              (3,222)     (2,499)        247
                                              ------      ------      ------
  (Loss) before taxes and
    extraordinary item                        (6,635)     (4,284)     (3,375)
  Income tax benefit (expense)                     -           -         (75)
                                              ------      ------      ------
     (Loss) before extraordinary item         (6,635)     (4,284)     (3,450)

  Extraordinary gain on debt extinguishment        -           -      11,221
                                              ------      ------      ------
  Net income (loss)                          $(6,635)    $(4,284)    $ 7,771
                                              ======      ======      ======
  Net income (loss) per common share
    Income (loss) before extraordinary gain  $ (0.70)     $(0.45)    $ (0.36)
    Extraordinary gain                             -           -        1.18
                                              ------      ------      ------
  Net income (loss) - basic and diluted      $ (0.70)     $(0.45)    $  0.82
                                              ======      ======      ======


  Weighted average number of shares of
    common and common stock equivalents
    outstanding during the periods
    - basic and diluted                        9,502       9,502       9,492
                                              ======      ======      ======


              See notes to consolidated financial statements.



                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Amounts in thousands)


                                                                                            Accumulated
                                                                       Additional              Other
                                   Series A Stock      Series B Stock    Paid-In   Retained Comprehensive
                                  Shares    Amount    Shares   Amount    Capital  (Deficit)    Loss        Total
                                   -----     -----    -----     -----    -------   ------     ------      ------
Balance, January 1, 1998           7,391       739    2,098       210     39,941  (47,487)   (3,014)     (9,611)
 Net income                            -         -        -         -          -    7,771         -       7,771
 Foreign currency
    translation adjustment             -         -        -         -          -        -      (295)       (295)
 Excess pension liability
    adjustment                         -         -        -         -          -        -      (841)       (841)
                                                                                                          ------
 Comprehensive income                                                                                     6,635
                                                                                                          ------
 Exercise of stock options            14         1        -         -         20        -         -          21
 Conversion of Series B
    stock to Series A stock           13         1      (13)       (1)         -        -         -           -
                                   -----     -----    -----     -----    -------   ------     ------      ------
Balance, December 31, 1998         7,418       741    2,085       209     39,961  (39,716)   (4,150)     (2,955)
Net loss                               -         -        -         -          -   (4,284)        -      (4,284)
 Foreign currency
    translation adjustment             -         -        -         -          -        -    (1,064)     (1,064)
 Excess pension liability
    adjustment                         -         -        -         -          -        -       537         537
                                                                                                          ------
Comprehensive loss                                                                                       (2,683)
                                                                                                          ------
Conversion of Series B
   stock to Series A stock            41         4      (41)       (4)         -        -         -           -
                                   -----     -----    -----     -----    -------   ------     ------      ------
Balance, December 31, 1999         7,459      $745    2,044     $ 205   $ 39,961 $(44,000)  $(2,549)    $(5,638)
Net loss                               -         -        -         -          -   (6,635)        -      (6,635)
Termination of Pension Plans           -         -        -         -          -        -     2,549       2,549
                                                                                                          ------
Comprehensive loss                                                                                       (4,086)
                                                                                                          ------
Beneficial conversion feature on
 convertible subordinated notes        -         -        -         -      1,000        -         -       1,000
Conversion of Series B stock to
 Series A stock                        7         1       (7)       (1)         -        -         -           -
                                   -----     -----    -----     -----    -------   ------     ------      ------
Balance, December 31, 2000         7,466    $  746    2,037    $  204   $ 40,961 $(50,635)        -     $(8,724)
                                   =====     =====    =====     =====    =======  =======     ======      ======

See notes to consolidated financial statements.



           STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                                                        Year Ended December,
                                                   -----------------------------
                                                    2000       1999       1998
                                                   -------    -------    -------
 Cash provided by operations:
  Net income (loss)                               $(6,635)   $(4,284)   $ 7,771
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                    476        906        934
     Extraordinary gain on debt extinguishment          -          -    (11,221)
     Interest imputed on 10% convertible notes      1,000          -          -
     Court ordered judgment - prior year
       commission                                   1,250          -          -
     Accrued pension costs                              -         71       (134)
     Loss on impairment of assets                     700        200        573
     (Gain) loss on sale of assets                      -      1,682     (2,203)
     Other                                             71       (521)      (294)
  Changes in operating assets and liabilities:
     Trade accounts receivable                        543        775      1,446
     Contract costs in excess of billings             109        555      1,411
     Inventories                                    1,456       (157)       464
     Refundable income taxes                            -         48        (48)
     Other assets                                    (244)       978        (36)
     Trade accounts payable                          (729)      (915)       344
     Other liabilities                               (795)      (913)    (4,934)
                                                   -------    -------    -------
          Total cash provided by (used in)
            operating activities                   (2,798)    (1,575)    (5,927)

 Cash provided by (used in) investing activities:
  Additions to property, plant and equipment           (9)      (117)      (232)
  Deposits and other                                    -          -         16
  Disposal of the net assets of divisions             369        945     14,733
                                                   -------    -------    -------
          Total cash provided by (used in)
            investing activities                      360        828     14,517
                                                   -------    -------    -------
 Cash provided by (used in) financing activities:
  Increase (decrease) in current portion of
    long-term debt                                    900        (15)   (13,848)
  Net increase (decrease) in long-term debt         1,796        604      5,190
  Sale of stock and exercise of stock options           -          -         21
                                                   -------    -------    -------
          Total cash provided by (used in)
            financing activities                    2,696        589     (8,637)
                                                   -------    -------    -------
 Increase (decrease) in cash                          258       (158)       (47)
 Cash at beginning of year                              6        164        211
                                                   -------    -------    -------
 Cash at end of year                              $   264    $     6    $   164
                                                   =======    =======    =======
 Supplemental disclosure of cash flow information:
     Interest                                     $   235    $   258    $   614
     Income taxes                                       -          -          -


 See notes to consolidated financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 2000, 1999, and 1998


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

      Revenue Recognition

           The Company recognizes revenue on the sale of equipment and parts when units are shipped or when completed units are accepted by the customer. Revenue and cost on certain long-term contracts are recognized as work is performed, based upon the percentage that incurred costs bear to estimated total contract costs (percentage of completion method). In the event of an anticipated loss under the percentage of completion method, the entire amount of the loss is charged to operations during the accounting period in which the amount of the anticipated loss is determined. Amounts billed to a customer related to shipping and handling are part of the revenue earned for the goods provided and are classified as revenue. Shipping and handling costs are included in cost of sales.

      Inventory

           Approximately 80 % of inventory at December 31, 2000 is valued at the lower of cost, using the last-in, first-out (LIFO) method, or market with the remainder valued using the first-in, first-out (FIFO) method. The LIFO method was used for 53% of the inventory at December 31, 1999.

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

      Translation of Foreign Currency

           The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining comprehensive income.

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


 B.  Liquidity Concerns

      The Company continues to experience a decrease in sales and losses from operation due to a declining market for the Company's products and competitive pressures. As a result, violations of certain bank financial covenants are continuing. The Company has continued to implement a significant restructuring plan, which included large work force and cost reductions and the sale of certain product lines and consolidation of certain facilities and operating functions.

      The Company requires capital to fund its ongoing operations, to service its existing debt and to pursue its strategic objectives including new product development. Further, the Company has been dependent on the ability of its Chairman and Chief Executive Officer, Paul I. Stevens, to provide certain amounts of working capital over and above that provided by the Company's bank credit facility. The Company also must meet certain financial covenants imposed by its bank credit facility. The Company's viability is dependent upon its ability to meet its obligations to its bank lender and to Mr. Stevens, and ultimately, a return to profitability.


 C.  Divestiture of Division Assets

      Sale of SSMI

      In January  2000,  the  Company sold  its  French  repair  and  service company, SSMI, for a net aggregate consideration of $198,000. The transaction resulted in a 1999 aggregate loss of $1.65 million, including a loss on sale of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholder equity in accumulated other comprehensive loss. SSMI had 1999 revenues of $3 million and an operating loss of $0.13 million. Net proceeds of this transaction were used to repay a portion of the loans from Paul I. Stevens, which were partially collateralized by a lien on this subsidiary.

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

      Sale of Assets of Zerand Division in April 1998

      On April 27, 1998, the Company sold substantially all the assets of its Zerand division to Valumaco Incorporated, a new company formed for the asset purchase. In addition, Valumaco Incorporated assumed certain liabilities of the Zerand division. The assets sold included the real property, platen die cutter systems, and other original Zerand products such as delivery equipment, wide-web rotogravure printing systems, stack flexographic printing systems, unwind and butt splicer systems, and related spare parts, accounts payable, and other assumed liabilities. Excluded from the proposed transaction were the System 2000 flexographic printing systems and the System 9000 narrow-web rotogravure printing systems produced at the Zerand division and related accounts receivable, inventory and engineering drawings. The sale price was approximately $13.7 million, which consisted of cash proceeds of $10.1 million, a one-year $1 million escrow "hold back", and the purchaser's assumption of approximately $2.6 million of certain liabilities of Zerand, including the accounts payable. The Company was obligated in 1999 to repurchase a platen cutter at a purchase price of $0.9 million. The remaining balance in the escrow hold back was used to partially offset the price of the platen cutter.

      This 1998 transaction resulted in an approximate $10 million reduction of the Company's senior secured bank debt. The Company realized an approximate $3.6 million gain on the sale of Zerand assets.


 D.  2000, 1999 and 1998 Loss on Impairment of Asset Values

      In December 2000 and September 1999 certain inventory assets were determined to be worthless. A fourth quarter 2000 non-cash charge of $0.7 million and a third quarter 1999 non-cash charge of $0.2 million was recorded to reflect this impairment of value.

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


 E.  Costs and Estimated Earnings on Uncompleted Long-Term Contracts

      Unbilled  costs  and  estimated   earnings  on  uncompleted   contracts
 represent revenue  earned  but  not billable  under  terms  of  the  related contracts being accounted for using the percentage of completion revenue recognition method. There were no uncompleted long-term contracts at December 31, 2000.

      A summary of all costs and related progress billings at December 31, 1999 follows:

                                                     December 31,  1999
                                                   (Amounts in thousands)
                                                    --------------------
         Cost incurred on uncompleted contracts              $205
         Estimated earnings                                   106
                                                              ---
         Revenue from long-term contracts                     311
         Less:  Billings to date                              202
                                                              ---
                                                             $109
                                                              ===

      The $109,000 net difference is included in the accompanying 1999 balance sheet under the caption "Cost and estimated earnings in excess of billings on long-term contracts."


 F.  Inventories

      Inventories consist of the following:
                                                     December 31,
                                                    ---------------
                                                    2000      1999
                                                    -----     -----
                                                (Amounts in thousands)
         Finished product                          $  459    $1,396
         Work in progress                             107       349
         Raw material and purchased parts           3,581     4,558
                                                    -----     -----
                                                   $4,147    $6,303
                                                    =====     =====

      Replacement  cost   exceeds   financial   accounting   LIFO   cost   by
 approximately $700,000 at December 31, 2000  and  $696,000  at December  31,
 1999.


 G.  Property, Plant and Equipment

      Property, plant and equipment consists of:


                                         Range of             December 31,
                                     Estimated Useful        2000      1999
                                         Lives
                                       -----------          ------    ------
                                                         (Amounts in thousands)
      Land                                 N/A             $   416   $   416
      Building and improvements        15-40 years           1,442     1,436
      Machinery and equipment           5-18 years             931     1,515
      Furniture and fixtures            3-10 years           6,516     5,968
                                                            ------    ------
                                                             9,305     9,335
      Less: accumulated
        depreciation and amortization                        7,842     7,540
                                                            ------    ------
                                                           $ 1,463   $ 1,795
                                                            ======    ======


 H.  Other Assets

      Other assets consist of:
                                                             December 31,
                                                            -------------
                                                            2000     1999
                                                            ----     ----
                                                       (Amounts in thousands)
       Goodwill, net of amortization of $161 and $147         206     $235
       Patents, net of amortization of $291 and $286           57       58
       Banknote and securities technology intangible
         asset                                                206      287
       Other                                                   24       77
                                                              ---      ---
                                                             $493     $657
                                                              ===      ===


 I.  Other Current Liabilities

      Other current liabilities consist of:
                                                              December 31,
                                                            ----------------
                                                             2000      1999
                                                            ------    ------
                                                         (Amounts in thousands)
       Salaries and wages .......................          $   152   $   205
       Taxes other than income taxes ............              278       119
       Employee benefits ........................              109       289
       Accrued interest .........................               46        24
       Contract reserves ........................               51       674
       Warranty reserve .........................              243       150
       Court ordered judgment - prior year
       commission ...............................            1,250         -
       Other accrued expenses ...................              172       230
                                                            ------    ------
                                                           $ 2,301   $ 1,691
                                                            ======    ======


 J.  Long-Term Debt

      Long-term debt consists of the following:

                                                                December 31,
                                                               --------------
                                                               2000      1999
                                                               -----     -----
                                                          (Amounts in thousands)
     Paul I. Stevens, interest at prime rate plus 2%         $ 7,652   $ 6,158
     Notes payable to banks, interest at prime rate
       plus 1 1/4% at December 31, 2000 (Net of
       unamortized origination fees of $16 and $52),
       due June 30, 2001                                       2,222     2,070
     10% Convertible Subordinated Notes                        1,050        --
                                                               -----     -----
                                                              10,924     8,228
     Less: current portion                                     2,222     2,070
                                                               -----     -----
                                                             $ 8,702   $ 6,158
                                                               =====     =====

      The interest rate on direct borrowings under the Company's Bank Credit Facility at December 31, 2000 is at the lender's prime rate (8.25%) plus 1 1/4% (or 9.50%). Under its credit facility, the Company may borrow up to $4.0 million in the form of direct borrowings and letters of credit. As of December 31, 2000 there was $2.22 million in direct borrowings and $0 in standby letters of credit outstanding, with approximately $0.2 million additional availability for such borrowings. At December 31, 1999, $2.07 million of the Company's borrowings were at the lender's prime rate of interest (8.5%) plus 1 1/4%.

      The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement under which the Company has
 outstanding debt  of  approximately $2.2  million.   The  principal  default
 involved the failure to make the required pension plan payments in 1999, which necessitated the filing of a distress termination request with the PBGC (see Note M). The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at December 31, 2000.

      In April 2000, the Company completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000. In September 2000, we elected to increase the Note by $50,000 in lieu of paying the interest for the first six months in cash. The $1,050,000 Notes are convertible into 2,100,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

      On June 30, 1998 the Company refinanced a major portion of its secured indebtedness ("the Debt Restructuring") as part of its plan to reduce its debt. Through a combination of new secured bank borrowings of approximately $6 million, and loans from its Chairman, CEO and principal shareholder, Paul
 I. Stevens, aggregating $4.5 million, the Company paid off principal amounts due its senior secured bank lender and its secured senior subordinated note holders, aggregating approximately $19.5 million. Repayment of the secured senior subordinated notes resulted in an extraordinary gain on early extinguishment of debt of approximately $11.2 million.

      The Company's Bank Credit Facility has first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $7.65 million at December 31, 2000 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due June 30, 2002 and bear interest at rates that vary up to 2% over bank prime.

      The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

      Principal maturities of the outstanding long-term debt at December 31, 2000, are as follows (Amounts in thousands):

      Year ending December 31, 2001            $ 2,222
      Year ending December 31, 2002              7,652
      Year ending December 31, 2003              1,050
                                                ------
                                               $10,924
                                                ======
 K.  Income Taxes

      The Company and its domestic subsidiaries file consolidated income tax returns. At December 31, 2000, the Company had the following losses and credits available for carryforward for federal income tax purposes:

   Net operating loss - $11,451,000 expiring in 2011
     and 2012, $4,283,000 expiring in 2019 and
     $3,847,000 expiring in 2020                           $19,581,000
   General business credit -- expiring in 2005,
     2009 and 2010                                         $ 1,552,000
   Minimum tax credit -- not subject to expiration         $   832,000


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

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

      The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                             December 31,
                                                            --------------
                                                            2000      1999
                                                           ------    ------
                                                        (Amounts in thousands)
   Deferred tax assets:
   Difference between book and tax basis of property       $  793    $  345
   Difference between book and tax basis of intangibles         -         1
   Difference between book and tax basis of
     pension liability                                        306       557
   Reserves not currently deductible                        2,855     2,924
   Net operating loss, credit and other carry forwards      9,053     7,745
   Other                                                       97        60
                                                           ------    ------
                                                           13,104    11,632
                                                           ------    ------
   Deferred tax liabilities:
   Excess of tax over book pension cost                         -       124
   Differences between book and tax LIFO
     inventory reserves                                     1,862     1,839
                                                           ------    ------
                                                            1,862     1,963
                                                           ------    ------
   Net deferred tax assets                                 11,242     9,669
   Less valuation allowance                               (11,242)   (9,669)
                                                           ------    ------
   Net deferred tax assets                                $   -0-   $   -0-
                                                           ======    ======


      The provisions for income taxes consists of the following:

                                                Year Ended December 31,
                                               --------------------------
                                               2000       1999       1998
                                               ----       ----       ----
                                                   (Amounts in thousands)
      Current provision (benefit) for
      income taxes                            $  -       $  -      $   75
      Deferred provision (benefit) for
      income taxes                               -          -           -
                                               ----       ----       ----
                                              $  -       $  -      $   75
                                               ====       ====       ====

      The Company's effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                Year Ended December 31,
                                               --------------------------
                                               2000       1999       1998
                                               ----       ----       ----
                                                 (Amounts in thousands)
 Tax expense (benefit), at statutory rate   $(2,256)   $(1,456)   $ 2,642
 Goodwill expense                                 -          5      1,483
 Nondeductible interest                         340          -          -
 Realized foreign currency translation loss     571          -          -
 Other, net                                    (228)       206         (5)
 State and local taxes                            -         65          -
 Valuation allowance                          1,573      1,180     (4,045)
                                              -----      -----      -----
        Actual tax expense (benefit)        $     -    $     -    $    75
                                              =====      =====      =====

 L.  Commitments and Contingencies

      The Company leases equipment and office facilities under operating leases. These leases in some instances include renewal provisions at the option of the Company. Rent expense was $126,000 for the year ended December 31, 2000, $223,000 for the year ended December 31, 1999, and $246,000 for the year ended December 31, 1998.

      The following is a schedule by year of minimum rental payments due under non-cancelable leases with initial or remaining minimum lease terms in excess of one year as of December 31, 2000:

                                                 Operating
                                                 ---------
                                            (Amounts in thousands)
           Year ending December 31, 2001            $  7
                2002                                   7
                2003                                   7
                2004                                   7
                2005 and thereafter                    -
                                                     ---
               Total minimum lease payments.        $ 28
                                                     ===


      At December 31, 2000, the Company had no capital equipment leases and no outstanding capital expenditure purchase commitments.

      On April 9, 2001, a Waukesha, Wisconsin County Circuit Court, awarded a $1.25 million order for judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union. There would be no assets available to collect on this judgment due to prior lien holder claims, including our senior bank lender, Paul I. Stevens, the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Although there can be no certainty as to the outcome of negotiations, the Company is attempting to settle this judgment on a more favorable basis.

      The Company is contingently liable for approximately $0.2 million at December 31, 2000, under terms of customer financing arrangements. These arrangements provide for a loss sharing formula whereby the Company generally is responsible for 15% of the ultimate net loss, if any, in the event of default by the customers on their financing agreements. Management believes the likelihood of materially adverse effects on the financial position, cash flows or results of operations of the Company as a result of these agreements is remote.

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


 M.  Employee Benefit Plan

      Effective January 1, 1992, the Company adopted a profit sharing and 401(k) savings retirement plan to cover all non-union employees of the Company. In 1994, union employees of the Company were covered under this plan. The 401(k) plan provides for a tax deferred employee elective contribution up to 15% of annual compensation or the maximum amount allowed as determined by the Internal Revenue Code ($10,500 in 2000 and $10,000 in
 1999) and a discretionary matching contribution by the Company for non-union employees. Company matching contributions were $-0- in 2000, 1999, and 1998.

      The Company had sponsored defined benefit pension plans covering its employees. The two plans provided for monthly benefits, normally at age 65, after completion of continuous service requirements. The Company was unable to pay certain pension plan minimum payments due on September 15, 1999. Accordingly, the Company filed the necessary forms with the Pension Benefit Guaranty Corporation ("PBGC") to initiate distress terminations of the Company's two defined benefit pension plans. The PBGC is a federal agency that insures and protects pension benefits in certain pension plans when the sponsoring company cannot make the required contributions to fund projected benefit obligations of the plans.

      The 1999 filing for distress termination of the plans began a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC determined that the Company will be unable to pay benefits when due and that the plans must be terminated in order to protect the interests of the plan participants. The PBGC became statutory trustee at November 15, 1999, the effective date of the termination of the plans. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed liens against all property and rights to property of the Company in the aggregate amount of $1.6 million. The assets of the pension plans were also taken over by the PBGC. The Company and the PBGC are negotiating terms of a financial settlement for installment payments to be made by the Company to the PBGC over the next 7-8 years. The estimated present value of the anticipated payments to the PBGC has been recorded at December 31, 2000 in the amount of $0.63 million. Pension expense was $0 in 2000, $259,000 in 1999, and $395,000 in 1998.

      Beginning January 1, 1989, the Company was required to recognize a liability in the amount of the Company's unfunded accumulated benefit obligation, with an equal amount to be recognized as either an intangible asset or a reduction of equity, net of applicable deferred income taxes. Based upon actuarial and plan asset information as of December 31, 1998, the Company recorded a December 31, 1999 pension liability of $4.0 million and a corresponding intangible asset of $0.16 million, and a reduction of equity of $3.1 million. Benefits under the salaried retirement plan were frozen as of April 30, 1997, which eliminated future benefit accruals for participants in the salaried retirement plan.

      The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated financial statements for 2000 and 1999.


                                                       Status of Plans
                                                       ---------------
                                                        2000      1999
                                                       -----     -----
                                                   (Amounts in thousands)
        Actuarial present value of
          benefit obligations:
         Vested                                            -    $5,219
         Non-vested                                        -         -
                                                       -----     -----
        Accumulated benefit obligation                     -    $5,219
                                                       =====     =====

        Plan assets at fair value                          -    $2,080
        Projected benefit obligation                       -     5,219
                                                       -----     -----

        Present value of anticipated
        payments to the PBGC                          $  632         -
        Projected benefit obligation in
        excess of plan assets                              -     3,139
        Unrecognized prior service cost.                   -         -
        Unrecognized net gain (loss)                       -    (2,549)
        Adjustment required to recognize
        minimum liability                                  -     2,549
                                                       -----     -----
        Pension liability recognized in balance sheet $  632    $3,139
                                                       =====     =====


      Net periodic pension cost was composed of the following elements:

                                                Year Ended December 31,
                                               --------------------------
                                               2000       1999       1998
                                               ----       ----       ----
                                                 (Amounts in thousands)
         Service cost                           -        $   -    $    37
         Interest cost                          -          388        408
         Prior service cost adjustment          -            -          -
         Curtailment gain                       -            -          -
         Actual return on plan assets:
            Loss (gain)                         -         (217)      (239)
         Net amortization and deferral          -           88        144
                                               ----       ----       ----
            Net periodic pension cost           -        $ 259      $ 395
                                               ====       ====       ====


                                                       December 31,
                                               --------------------------
                                               2000       1999       1998
                                               ----       ----       ----
         Major assumptions used:
            Discount rate                         -        6.5%       6.5%
            Expected long-term rate of
            return on assets                      -        8.5%       8.5%
            Rate of increase in
            compensation levels                   -        0.0%       0.0%


      The Company has executive incentive plans which provide additional compensation for officers and key employees based upon income and attainment of other predetermined goals and objectives. Such incentives aggregated $-0- in 2000, 1999, and 1998.

      In addition to providing certain retirement benefits, the Company has insurance coverage available for certain health care and life insurance benefits for retired personnel on a fully reimbursable basis. Since the cost of these programs is paid for by retired employees, no expenses are recorded in accordance with guidelines in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions."


 N.  Related Party Transactions

      The Company and Xytec, a subsidiary of Stevens Industries, Inc. one of the principal shareholders of the Company, entered into various agreements for Xytec to provide software and computer related services and equipment as a subcontractor on certain major contracts. Xytec was paid $507,000 on these agreements in 2000, $328,000 in 1999, and $856,000 in 1998.

      Two company directors and officers were partners in a venture that leased office facilities to the Company through September 30, 1998. Amounts paid to the partnership as rent and maintenance were approximately $84,000 in 1998.

      Through December 31, 2000, Paul I. Stevens, the Company's Chairman and Chief Executive Officer, has loaned the Company $7.65 million on a long-term arrangement. (See Note J of Notes to Consolidated Financial Statements.) As of December 31, 2000, this amount has not been repaid.


 O.  Research and Development, Sales to Major Customers and Foreign Sales

      The Company incurred gross company funded research and development expenses of approximately $25,000 in 2000, $125,000, in 1999, and $172,000
 in 1998.

      Net sales to customers outside of the United States were approximately $375,000 in 2000, $3,940,000 in 1999, and $7,851,000 in 1998.

      Shipments to one customer in 1999, Bell Paper Box, exceeded 10% of the sales. Shipments to one customer in 1998, Field Packaging Co. LLP, exceeded 10% of total sales. The Company has no foreign exchange contracts.


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

      In 1987, the Company adopted a stock option plan in which incentive and non-qualified stock options may be granted to key employees to purchase shares of common stock at a price not less than the fair market value at the date of grant for each incentive option and at not less than 85% of the fair market value at the date of the grant for each nonqualified option. The aggregate number of common shares for which options may be granted is 795,000, subject to adjustment for stock splits and other capital adjustments. The plan permits the grant of options for a term of up to ten years. Outstanding options are generally exercisable either immediately or in two installments beginning one year after the date of grant and expire five to seven years after the date of grant.

      Options to purchase shares  of common stock have  also been granted  to directors and  others  who are  not  eligible  to participate  in  the  1987 employee plan.  A summary of stock option activity for the last three  years follows:

                                                Series A    Weighted Average
                                              Stock Option   Exercise Price
                                              ------------   --------------
    Stock Option Plan:
    Balance at January 1, 1998                   395,000         $2.18
    Granted                                      285,000          1.50
    Exercised                                    (14,100)         1.50
    Canceled                                     (70,900)         5.27
                                                 -------          ----
    Balance at December 31, 1998                 595,000         $1.50
    Canceled                                    (105,000)         1.50
                                                 -------          ----
    Balance at December 31, 1999 and 2000        490,000         $1.50
                                                 =======          ====

                                                Series A    Weighted Average
                                              Stock Option   Exercise Price
                                              ------------   --------------
         Directors and Others:
         Balance at January 1, 1998              110,000         $3.97
         Granted                                  25,000          2.25
                                                 -------          ----
         Balance at December 31, 1998 and 1999   135,000         $3.65
         Granted                                  10,000          1.00
         Canceled                                (75,000)         3.78
                                                 -------          ----
         Balance at December 31, 2000             70,000         $3.23
                                                 =======          ====


 Stock Options outstanding as of December 31, 2000 are as follows:

                   Options Outstanding         Options Exercisable
                    -----------------    ------------------------------
 Range of Exercise  Number   Weighted    Weighted    Number    Weighted
     Prices                  Average     Average               Average
                             Years to    Exercise              Exercise
                            Expiration    Price                 Price
  -------------     -------    ----        ----      -------     ----
  $1.50   .....     490,000    1.35       $1.50      490,000    $1.50
  $5.50 - $7.19      20,000    4.60       $6.50       70,000    $3.23
  $1.00 - $3.00      50,000    6.92       $1.92
                    -------                          -------
  $1.00 - $7.19     560,000                          560,000
                    =======                          =======

      The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan, as described above, the Company's net income would have been reduced by $0 million in 2000, $0 million in 1999, and $0.3 million in 1998. Earnings (loss) per share would have been reduced by $0 per share in 2000, $0 per share in 1999, and $0.03 per share in 1998.

      Weighted average grant-date fair value of options in 2000 $(0), 1999 $(0), and 1998 $(1.05) were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                           2000       1999      1998
                                           ----       ----      ----
          Expected volatility                60%        60%      60%
          Expected dividend yield            0          0        0
          Expected option term           5 years    5 years  5 years
          Risk-free rate of return          5.5%       5.5%     7.5%

 Q.  Quarterly Results (Unaudited)

      The following table summarizes results for each of the four quarters for the years ended December 31, 2000 and 1999. Income per share for each year does not necessarily equal the sum of the four quarters due to the impact of common stock equivalents (stock options).

                                                 Three Months Ended
                                 -------------------------------------------------------
                                March 31,       June 30,    September 30,   December 31,
                                 -------        -------        -------        -------
                                  (Amounts in thousands except per share data)
  2000:
  Net sales                     $    821       $  1,200       $  1,008       $    591
  Operating (loss)              $   (886)      $   (987)      $   (455)      $( 1,085)
  Net (loss)                    $ (2,141)      $ (1,513)      $   (364)      $ (2,617)
  Net (loss) per common share -
    basic and diluted           $  (0.22)      $  (0.16)      $  (0.04)      $  (0.28)
  1999:
  Net sales                     $  3,314       $  2,575       $  2,415       $  2,833
  Operating income (loss)       $    270       $    297       $   (830)      $ (1,522)
  Net income (loss)             $     43       $      5       $   (994)      $( 3,338)
  Net income (loss) per common
    share - basic and diluted   $  0.005       $   0.00       $  (0.10)      $  (0.35)


 We attribute the operating and  net loss for the  fourth quarter of 2000  to
 (1) a continuing decline in sales volume, (2) a $1.25 million accrual for an April 2001 court ordered judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union, (3) an impairment of asset value write-down of inventory of $0.7 million, and (4) a $0.07 million accrual for an Internal Revenue Service excise tax assessment related to a 1998 failure to make a pension fund payment.


 We attribute the operating and  net loss for the  fourth quarter of 1999  to
 (1) a continuing decline in sales volume, (2) accrual for losses on certain major contracts and LIFO inventory, and (3) unabsorbed overhead costs due to the low shipment volume in the quarter, and (4) loss on January 2000 sale of SSMI of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholders equity in "accumulated other comprehensive loss".


 R.  Business Segment Data (Amounts in 000's)

      The Company has three business segments: Banknote Inspection, Printing & Packaging Equipment (web-fed printing presses and related parts and service), French Repair & Service Company (repair, moving and servicing presses in Europe-sold in January, 2000), and Zerand Platen Cutter Equipment (cutter-creaser equipment for packaging-sold in 1998).

                                   Total     Revenue   Deprec.   Income(loss)  Unusual
                                   Assets              & Amort    From Oper.    Items
                                   ------    -------   -------     -------     -------
 Segment in 2000
 ---------------
 Banknote Inspection, Printing   $ 7,120    $ 3,620    $ 476      $ (6,635)   $(3,018)(1)
 & Packaging Equipment

 Segments in 1999
 ----------------
 Banknote Inspection, Printing
 & Packaging Equipment           $ 8,958    $ 8,123    $ 860      $ (4,153)   $(1,600)(2)

 French Repair & Service
 Company-Sold in January 2000      1,304      3,014       46          (131)
                                  ---------------------------------------------------
 Totals                          $10,262    $11,137    $ 906      $ (4,284)   $(1,600)


 Segments in 1998
 ----------------
 Banknote Inspection, Printing
 & Packaging Equipment           $12,920   $13,590     $ 807      $ (4,453)   $(1,973)(3)

 French Repair & Service
 Company                           1,731     4,312        33           133          -

 Zerand Platen Cutter
 Equipment - Sold in 1998              -     4,305        94           698      3,600 (3)
                                  ---------------------------------------------------
 Totals                          $14,651   $22,207     $ 934      $ (3,622)   $ 1,627


 Notes:
      (1) Includes (a)a $1.0 million charge for interest expense necessitated by the conversion feature of the $1.0 million of convertible notes payable, (b) a $1.25 million accrual for an April 2001 court ordered judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet
          Union, (c) an impairment of asset value write-down of inventory of $0.7 million, and (d) a $0.07 million accrual for an Internal
          Revenue Service excise tax assessment related to a 1998 failure to make a pension fund payment.

      (2) Represents loss on January 2000 sale of SSMI of $0.05 million and a related non-cash foreign currency adjustment of $1.6 million which had been previously reported as a charge against stockholders equity in "accumulated other comprehensive loss".

      (3) Represents Loss on Impairment of  Asset Values (-$573) and Loss  on
          Sale of Hamilton Machining Center (-$1,400).

      (4) Represents Gain on Sale of Zerand Division Assets ($3,600).


      Sales by geographic area were as follows:

                                       Year ended December 31,
                                   -------------------------------
                                    2000        1999        1998
                                   ------      ------      -------
             United States        $ 3,263     $ 7,064     $ 14,355

             Europe                   301       3,839        6,178

             Asia                      10          21          898

             Other                     46         213          776
                                   ------      ------      -------
             Total revenues       $ 3,620     $11,137     $ 22,207
                                   ======      ======      =======


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

      Concentration of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base and their dispersion across the printing and graphic arts industries. As of December 31, 2000, the Company had no significant concentrations of credit risk.

      The carrying amounts  and  fair  values  of   the  Company's  financial
 instruments at December 31, 2000 are as follows:


                                              Carrying Amount  Fair Value
                                              ---------------  ----------
                                                 (Amounts in thousands)
       Cash and temporary investments             $    264      $    264
       Long-term debt                             $  8,702      $  8,702

       Off-Balance Sheet Financial Instruments:
        Letters of credit                         $    -0-      $    -0-


 T.Accumulated Other Comprehensive Income (Loss)

                                                    Minimum      Accumulated
                                       Foreign      Pension         Other
                                       Currency    Liability    Comprehensive
          (Amounts in 000's)            Items     Adjustment       Income
                                      -------       -------        -------

          Balance January 1, 1998       (769)       (2,245)        (3,014)

          Current period change         (295)         (841)        (1,136)
                                      -------       -------        -------
          Balance December 31, 1998  $(1,064)      $(3,086)       $(4,150)

          Current period change        1,064           537          1,601
                                      -------       -------        -------
          Balance December 31, 1999  $     0       $(2,549)       $(2,549)

          Current period change            -         2,549          2,549
                                      -------       -------        -------
          Balance December 31, 2000  $     0       $     0        $     0
                                      =======       =======        =======



 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None



                             PART III

 Item 10.   Directors and Executive Officers of the Registrant.

      The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 2001 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.


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

      (a)The following documents are filed as a part of this Annual Report on Form 10-K:

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

      (b) Reports on Form 8-K:

          No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 2000 fiscal year.

      (c) Exhibits:

 Exhibit   Number Description of Exhibit
 -------   -----------------------------
    3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1)
    3.2    Bylaws of the Company, as amended. (2)
    4.1    Specimen of Series A Common Stock Certificate. (3)
    4.2    Specimen of Series B Common Stock Certificate. (4)
    4.3    Specimen of  10%  Convertible  Subordinated  Note  due  March  31,
           2003(*)
  10.11 Asset Contract to Purchase Real Estate dated February 8, 1999 by and between the Company and Production Manufacturing, Inc. (5)
  21       Subsidiaries of the Company.(*)
  23.1     Consent of Grant Thornton LLP.(*)

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

                          STEVENS INTERNATIONAL, INC.

                          By:  /s/ PAUL I. STEVENS
                               ------------------------------
                               Paul I. Stevens
                               Chairman of the Board,
                               Chief Executive Officer, and
                               Acting Chief Financial Officer

 Date:    April 24, 2001

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                  Title                      Date
         --------------------   --------------------------   --------------
   /s/   PAUL I. STEVENS        Chairman of the Board and    April 24, 2001
         Paul I. Stevens        Chief Executive Officer


   /s/   RICHARD I. STEVENS     President, Chief Operating   April 24, 2001
         Richard I. Stevens     Officer and Director


   /s/   CONSTANCE I. STEVENS   Vice President, Secretary    April 24, 2001
         Constance I. Stevens   and Director


   /s/   JAMES D. CAVANAUGH     Director                     April 24, 2001
         James D. Cavanaugh


   /s/   EDGAR H. SCHOLLMAIER   Director                     April 24, 2001
         Edgar H. Schollmaier

                                                       SCHEDULE II


                    STEVENS INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at    Charged to    Charged to                        Balance at
                                   Beginning of    Costs and      Other                             End of
                                      Period       Expenses      Accounts         Deductions        Period
                                     ---------     ---------    ----------        ---------        ---------
 Year Ended December 31, 2000
   Allowance for doubtful accounts  $    70,000   $   44,000   $  (    - )     $ (  13,000)(1)    $ 101,000
 Year Ended December 31, 1999
   Allowance for doubtful accounts  $   529,000   $  (69,000)  $  (89,000)(2)    $ (301,000)(1)   $  70,000
 Year Ended December 31, 1998
   Allowance for doubtful accounts  $   374,000   $  194,000    $  23,000   $  (62,000) (1)       $ 529,000

____________
 (1)   Write off of uncollectible accounts.
 (2)   Reclassification of allowance for doubtful accounts to "assets held for sale".


                          INDEX TO EXHIBITS


  Exhibit  Number Description of Exhibit                 Sequentially
                                                           Numbered
                                                            Pages
                                                            -----
      3.1 Second Amended and Restated Certificate of
          Incorporation of the Company.(1)
      3.2 Bylaws of the Company, as amended.(2)
      4.1 Specimen of Series A Common Stock
          Certificate.(3)
      4.2 Specimen of Series B Common Stock
          Certificate.(4)
      4.3 Specimen of 10% Convertible Subordinated
          Note due March 31, 2003 (*)
    10.11 Asset Contract to Purchase Real Estate dated
          February 8, 1999 by and between the Company
          and Production Manufacturing, Inc. (5)
    21.   Subsidiaries of the Company (*).                    47
    23.1  Consent of Grant Thornton LLP.(*)                   48



    --------------
   *Filed herewith.
 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.