Form 10QSB
period 2001-03-31
STEVENS INTERNATIONAL INC
filed 2001-05-14
CIK 817644

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                 FORM 10-QSB

(Mark One)
 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                               or

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to __________

                     Commission file number     1-9603

                         STEVENS INTERNATIONAL, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                                  75-2159407
    ------------------------------------------------------------------
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                 Identification No.)

                  5700 E. Belknap, Fort Worth, Texas 76117
                  ----------------------------------------
              (Address of principal executive offices) (zip code)

                                 817/831-3911
                                 ------------
                         (Issuer's telephone number)

                  __________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    XX      No  _____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Title of Each Class               Outstanding at May 8, 2001
 -------------------------------          --------------------------
 Series A Stock, $0.10 Par Value                    7,466,474
 Series B Stock, $0.10 Par Value                    2,035,659

 Transitional Small Business Disclosure Format (check one):

                          Yes _____      No     XX

                            TABLE OF CONTENTS


 Part I.   FINANCIAL INFORMATION                                  PAGE NUMBER

   Item 1. Financial Statements

            Consolidated Condensed Balance Sheet                       3
            March 31, 2001 (unaudited)

            Consolidated Condensed Statements of Operations            4
            Three months ended March 31, 2001 and 2000
            (unaudited)

            Consolidated Condensed Statement of                        5
            Stockholders' Equity December 31, 2000 and
            Three months ended March 31, 2001  (unaudited)

            Consolidated Condensed Statements of Cash Flows            6
            Three months ended March 31, 2001 and 2000
            (unaudited)

            Notes to Consolidated Condensed Financial                  7
            Statements (unaudited)


   Item 2. Management's Discussion and Analysis or                     9
           Plan of Operation


 Part II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                           12
   Item 3. Defaults Upon Senior Securities                             12
   Item 6. Exhibits and Reports on Form 8-K                            12


   CAUTIONARY STATEMENT - This Form 10-QSB may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Stevens International, Inc. (The "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in the Form 10-K for the year ended December 31, 2000.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                  (Amounts in thousands, except share data)

                                                            March 31, 2001
                                                            --------------
                                                             (Unaudited)

                          ASSETS
  Current assets:
   Cash                                                         $     5
   Trade accounts receivable, less allowance for
     losses of $104                                                 335
   Inventories  (Note 3)                                          4,390
   Other current assets                                             464
                                                                 ------
                Total current assets                              5,194

  Property, plant and equipment, net                              1,438
  Other assets, net                                                 465
                                                                 ------
                                                                $ 7,097
                                                                 ======
           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Trade accounts payable                                      $  1,682
   Other current liabilities                                      2,311
   Income taxes payable                                             110
   Customer deposits                                                811
   Current portion of long-term debt  (Note 4)                    2,930
                                                                 ------
                Total current liabilities                         7,844

  10% convertible subordinated notes payable                      1,102
  Note payable - stockholder                                      6,903
  Accrued pension costs                                             632
  Commitments and contingencies (Note 5)                              -
  Stockholders' equity:
    Preferred stock, $0.10 par value, 2,000,000 shares
      authorized, none issued and outstanding                         -
    Series A common stock, $0.10 par value, 20,000,000
      shares authorized, 7,467,000 shares issued and
      outstanding at March 31, 2001                                 746
   Series B common stock, $0.10 par value, 6,000,000
      shares authorized, 2,036,000 shares issued and
      outstanding at March 31, 2001                                 204
   Additional paid-in-capital                                    40,961
   Retained deficit                                             (51,295)
                                                                 ------
                Total stockholders' deficit                      (9,384)
                                                                 ------
                                                                $ 7,097
                                                                 ======

      See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
               (Amounts in thousands, except per share data)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2001         2000
                                                        ------       ------
 Net sales                                             $   751      $   821
 Cost of sales                                            (668)        (854)
                                                        ------       ------
 Gross profit                                               83         (33)
 Selling, general and administrative expenses             (464)        (853)
                                                        ------       ------
 Operating income (loss)                                  (381)        (886)
 Other income (expense):
   Interest expense (Note 4)                              (228)      (1,201)
   Other, net                                              (51)         (54)
                                                        ------       ------
                                                          (279)      (1,255)
                                                        ------       ------
 Income (loss) before income taxes                        (660)      (2,141)
 Income tax (expense)  (Note 7)                              -            -
                                                        ------       ------
 Net income (loss)                                     $  (660)     $(2,141)
                                                        ======       ======
 Net income (loss) per common
   share - basic and diluted                           $ (0.07)     $ (0.22)
                                                        ======       ======

 Weighted average number of shares of common and
 common stock equivalents outstanding during the
 periods - basic and diluted                             9,502       9,502
                                                        ======       ======


      See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                            (Amounts in thousands)


                                                               Additional
                             Series A Stock    Series B Stock   Paid-In
                             Shares  Amount    Shares  Amount   Capital   (Deficit)    Total
                             ------  ------    ------  ------   -------   --------    -------
 Balance, January 1, 2001     7,466    $746     2,037    $204   $40,961   $(50,635)   $(8,724)
   Net (loss)                                       -       -         -          -          -       (660)        (660)
   Conversion of Series B
   stock to Series A stock        1       -        (1)      -         -          -          -
                             ------  ------    ------  ------   -------   --------    -------
 Balance, March 31, 2001      7,467    $746     2,036    $204   $40,961   $(51,295)   $(9,384)
                             ======  ======    ======  ======   =======   ========    =======

      See notes to consolidated condensed financial statements.


                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2001        2000
                                                           -------     -------
 Cash flows from operations:
   Net (loss)                                             $   (660)   $ (2,141)

   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                            56         154
       Interest imputed on 10% convertible notes                 -       1,000
       Changes in operating assets and liabilities:
         Trade accounts receivable                              58         454
         Inventory                                            (243)        203
         Other assets                                         (101)         (5)
         Trade accounts payable                                292        (449)
         Other liabilities                                     335         167
                                                           -------     -------
 Total cash (used in) operating activities                    (263)       (617)
                                                           -------     -------
 Cash flows from investing activities:
   Additions to property, plant and equipment                   (7)        (34)
     Decreases to property, plant and equipment                  -         370
                                                           -------     -------
 Total cash provided by (used in) investing activities          (7)        336

 Cash flows from financing activities:
   Net proceeds from (repayments of) long-term debt             11         277
                                                           -------     -------

 Decrease in cash and temporary investments                   (259)         (4)
 Cash and temporary investments at beginning of period         264           6
                                                           -------     -------
 Cash and temporary investments at end of period          $      5    $      2
                                                           =======     =======

 Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                             $     64    $     62
     Income taxes                                         $      -           -



      See notes to consolidated condensed financial statements.

                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                    (Unaudited)


 1. The consolidated condensed balance sheet as of March 31, 2001, the consolidated condensed statement of stockholders' equity for the period ended March 31, 2001, and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and the cash flows for the three months ended March 31, 2001 and 2000 have been made.

      The above financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information included in the 2000 Form 10-K. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


 2. The Company designs, manufactures, markets and services web-fed packaging and printing systems and related equipment for its customers in the packaging industry and in the specialty/commercial and banknote and securities segments of the printing industry. The Company also markets and manufactures high-speed image processing systems primarily for use in the banknote and securities printing industry. The Company produces various types of equipment capable of converting and printing, among other items, food and beverage containers, liquid container cartons, banknotes, postage stamps, lottery tickets, direct mail inserts, personal checks and business forms. The Company's technological and engineering capabilities allow it to combine any of the four major printing technologies (offset, flexography, rotogravure and intaglio) in its systems. Complete press systems are capable of multiple color and multiple size printing and perform such related functions as numbering, punching, perforating, slitting, cutting, creasing, folding and stacking. The presses can be custom engineered for non-standard form size and special auxiliary functions.


 3.   Inventories consist of the following:
                                                       March 31, 2001
                                                   (Amounts in thousands)
                                                    --------------------
        Finished product .............                    $     396
        Work in progress .............                          237
        Raw materials ................                        3,757
                                                           --------
                                                          $   4,390
                                                           ========


 4. For a description of the status of the bank credit facility at March 31, 2001, see "Liquidity and Capital Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

      On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes (the Notes"). Net proceeds of the notes were used for working capital. The notes were issued in increments of $50,000. In September 2000 and March 2001, the Notes were increased $102,500 in lieu of paying the interest for the first twelve months in cash. The Notes are convertible into 2,200,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

      The Company has committed to register the shares that would be issuable upon conversion of the Notes. Dilution to existing shareholders would occur as a result of the conversion of the Notes to 2.2 million shares of Series A common stock. Should all the notes be converted, these shareholders would own approximately 19% of the outstanding stock of the Company. The first quarter of 2000 included a charge for imputed interest expense of $1 million with a corresponding $1 million increase in "Additional Paid in Capital" for the excess of the market value of the common stock over the conversion price.


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

      In management's opinion, the Company has adequate legal defense and/or insurance coverage in respect to each of these legal actions and does not believe that such actions, if they occur either individually or in the aggregate, will materially affect the Company's operations or financial position. See "Legal Proceedings" herein and in the 2000 Form 10-K.


 6.   A description of the Company's divestitures in 2001 and 2000 follow:

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


 7.   The Company's effective  tax rate  was 0%  in 2001  and 2000.   Due  to
      accumulated losses, there were no recoverable income taxes for the three months ended March 31, 2001.


 8. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options for 560,000 shares of common stock were not included in the computation of diluted EPS because their effect would have been anti-dilutive.


 9. All revenues in the three months ended March 31, 2001 and 2000 were in the Company's banknote inspection, printing and packaging equipment business segment.


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


 RECENT DEVELOPMENTS

    Stevens International, Inc. is continuing to experience month to month losses and cash flow difficulties. We are exploring various alternatives to solve these problems, including raising of additional capital, spin off or sale of assets, recapitalization, mergers, and aggressive pursuit of all available currency and printing equipment prospects. There can be no assurance that any of these initiatives will be successful.

    In September, 2000, we entered into discussions for a possible combination with Graphic Systems Services, Inc., a privately held printing equipment manufacturer located in Springboro, Ohio. On April 16, 2001 Graphics Systems Services notified us that merger negotiations have been terminated due to their inability to finance the transaction.


 Liquidity and Capital Resources

    Our operations require capital primarily to fund ongoing operations, to service existing debt and to pursue our strategic objectives including new product development and penetration of international markets. Our working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of most new equipment orders. Net cash provided by (used in) operating activities was $(0.26) million in 2001. Net cash provided by (used in) operating activities (before working capital requirements) was $(0.6) million in 2001. Working capital provided cash of $0.34 million in 2001.

    On March 31, 2000, we completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000. In September 2000 and March, 2001, we elected to increase the Note in lieu of paying the interest for the first twelve months in cash. The $1,102,500 Notes are convertible into 2,200,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

     Our capital expenditures were $7,500 in 2001, and were used primarily for computer modernization.

    Our bank credit facility bears interest at 1.25% over prime and matures June 30, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of March 31, 2001 there were $2.93 million in direct borrowings and no standby letters of credit outstanding, with no additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

    The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $6.9 million at March 31, 2001 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due June 30, 2002 and bear interest at rates that vary up to 2% over bank prime.

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

    The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through March 31, 2001, the Company's Chairman and Chief Executive Officer has loaned the Company $6.9 million for its short-term cash requirements. As of March 31, 2001, this amount has not been repaid.

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


 RESULTS OF OPERATIONS

 Comparison of Three Months Ended March 31, 2001 and 2000

 Sales   The  Company's sales  for  the three  months  ended March  31,  2001 decreased by $70 thousand (or 8.5%) compared to sales in the same period in 2000 due primarily to decreases in packaging systems products.

 Gross Profit The Company's gross profit for the three months ended March 31, 2001 increased by $116 thousand compared to gross profit in the same period in 2000 due primarily to product mix for packaging systems products and reduced depreciation expenses in 2001. Gross profit margin for 2001 increased to 11% of sales as compared to a gross margin loss of (4%) in 2000. This increase in gross profit margin in 2001 was due primarily to the reduced depreciation expense in 2001.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $389 thousand (or 45.6%) for the three months ended March 31, 2001 compared to the same period in 2000 due to continuing cost reduction efforts. Selling, general and administrative expenses for the three months ended March 31, 2001 were 61.8% of sales compared to 103.9% of sales for the same period in 2000 due to cost reduction efforts.

 Other Income (Expense)  The Company's  interest  expense  decreased by  $973 thousand for the three months ended March 31, 2001 compared to the same period in 2000 due to the first quarter of 2000 recording of $1.0 million in imputed interest recorded on the issuance of the 10% convertible subordinated notes due March 31, 2003 (see Note 4), and offset by the increased borrowing costs..


 TAX MATTERS

 The Company's effective state and federal income tax rate ("effective tax rate") was 0% for 2001 and and 2000. Due to continuing losses in 2001, there were no recoverable tax benefits for the three months ended March 31, 2001.

 Backlog and Orders The Company's backlog of unfilled orders at March 31, 2001 was approximately $1.4 million compared to $1.7 million at December 31, 2000. The backlog of packaging systems at March 31, 2001 decreased $0.3 million as compared to year-end 2000. The backlog at March 31 in each of the preceding five years has ranged from a low of $1.4 million in 2000 to a high of $31.7 million in 1996.

 Orders for the three months ended March 31, 2001 were $0.5 million compared to $1.3 million for the comparable period in 2000, a decrease of $0.8 million while shipments decreased $70 thousand. The decreased order flow is the result of no major printing and packaging system orders in the first quarter.

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


 Item 3.  Defaults Upon Senior Securities

 The Company continues to experience a decrease in sales and losses from operations due to a declining market for the Company's products and competitive pressures. As a result, violations of certain bank financial covenants are continuing, including failure to make required pension plan payments in 1999 and 2000, maintaining of required working capital and net worth covenants, and the allowing of certain court-ordered judgments (see
 Item 1 above).

 The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at March 31, 2001.


 Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Number Description of Exhibit

     Exhibit
     -------
       3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1)
       3.2   Bylaws of the Company, as amended.(2)
       4.1   Specimen of Series A Common Stock Certificate.(3)
       4.2   Specimen of Series B Common Stock Certificate.(4)
       4.3   Specimen of  10% Convertible  Subordinated Note due
              March 31, 2003.(5)
      11.1   Computation of Net Income per Common Share.(*)

   ----------------
   *Filed herewith.
 (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-15279) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-24486) and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's report on Form 8-A filed August 19, 1988 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


 (b)  Reports on Form 8-K.

       None.

                                    SIGNATURES

    In accordance with the requirements of the Exchange Act , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STEVENS INTERNATIONAL, INC.




    Date: May 11, 2001              By:  /s/  Paul I. Stevens
                                    -------------------------
                                    Paul I. Stevens
                                    Chief Executive Officer
                                    and Acting Chief Financial Officer