Form 10QSB
period 2001-06-30
STEVENS INTERNATIONAL INC
filed 2001-08-10
CIK 817644

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                 FORM 10-QSB

(Mark One)
 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 2001

                                or

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

                          Yes    XX      No  _____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Title of Each Class               Outstanding at August 8, 2001
 -------------------------------         -----------------------------
 Series A Stock, $0.10 Par Value                  7,466,474
 Series B Stock, $0.10 Par Value                  2,035,659


 Transitional Small Business Disclosure Format (check one):

                          Yes _____      No     XX

                              TABLE OF CONTENTS
                              -----------------

 Part I.   FINANCIAL INFORMATION                                  PAGE NUMBER

   Item 1. Financial Statements

            Consolidated Condensed Balance Sheet                       3
            June 30, 2001 (unaudited)

            Consolidated Condensed Statements of Operations            4
            Three and Six months ended June 30, 2001 and 2000
            (unaudited)

            Consolidated Condensed Statement of                        5
            Stockholders' Equity December 31, 2000 and
            Six months ended June 30, 2001  (unaudited)

            Consolidated Condensed Statements of Cash Flows            6
            Six months ended June 30, 2001 and 2000
            (unaudited)

            Notes to Consolidated Condensed Financial                  7
            Statements (unaudited)

   Item 2. Management's Discussion and Analysis or                     9
           Plan of Operation


 Part II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                           12
   Item 2  Submission of Matters to a Vote of Security Holders         13
   Item 3. Defaults Upon Senior Securities                             13
   Item 6. Exhibits and Reports on Form 8-K                            14


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


                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                  (Amounts in thousands, except share data)

                                                             June 30, 2001
                                                             -------------
                                                              (Unaudited)
                       ASSETS
  Current assets:
   Cash                                                       $     99
   Trade accounts receivable, less allowance for
     losses of $104                                                359
   Inventories  (Note 3).                                        3,632
   Other current assets                                            391
                Total current assets                             4,481
  Property, plant and equipment, net                             1,404
  Other assets, net                                                439
                                                               -------
                                                              $  6,324
                                                               =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Trade accounts payable                                     $  1,383
   Other current liabilities                                     2,590
   Income taxes payable                                            110
   Customer deposits                                               178
   Bank credit facility                                          3,258
   Current portion of long-term debt  (Note 4)                      20
                                                               -------
                Total current liabilities                        7,539

  10% convertible subordinated notes payable                     1,102
  Note payable - stockholder                                     6,709
  Other long-term debt                                              27
  Accrued pension costs                                            641
  Commitments and contingencies (Note 5)
  Stockholders' equity:
   Preferred stock, $0.10 par value, 2,000,000
    shares authorized, none issued and outstanding                 ---
   Series A common stock, $0.10 par value, 20,000,000
    shares authorized, 7,467,000 shares issued and
    outstanding at June 30, 2001                                   746
   Series B common stock, $0.10 par value, 6,000,000
    shares authorized, 2,036,000 shares issued and
    outstanding at June 30, 2001                                   204
   Additional paid-in-capital                                   40,961
   Retained deficit                                            (51,605)
                                                               -------
                Total stockholders' deficit                     (9,694)
                                                               -------
                                                              $  6,324
                                                               =======

           See notes to consolidated condensed financial statements.


                  STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands, except per share data)



                                       Three Months Ended      Six months ended
                                            June 30                 June 30
                                       2001         2000       2001        2000
                                      ------       ------     ------      ------
 Net sales                           $ 1,709      $ 1,220    $ 2,460     $ 2,041
 Cost of sales                         1,419        1,357      2,087       2,211
                                      ------       ------     ------      ------
 Gross profit (loss)                     290         (137)       373        (170)
 Selling, general and
   administrative expenses               337          850        801       1,703
                                      ------       ------     ------      ------
 Operating income (loss)                 (47)        (987)      (428)     (1,873)
 Other income (expense):
   Interest income                         -            6          -           6
   Interest expense                     (214)        (185)      (442)     (1,386)
   Other, net                            (49)         (74)      (100)       (128)
   Gain (loss) on sale of
     assets (Note 6)                       -         (273)         -        (273)
                                      ------       ------     ------      ------
                                        (263)        (526)      (542)     (1,781)
                                      ------       ------     ------      ------
 Income (loss) before income taxes      (310)      (1,513)      (970)     (3,654)
 Income tax (expense)  (Note 7)            -            -          -         ---
                                      ------       ------     ------      ------
 Net income (loss)                   $  (310)     $(1,513)   $  (970)    $(3,654)
                                      ======       ======     ======      ======

 Earnings (loss) per share - basic
  and diluted (Note 8):
   Net income (loss) - basic
     and diluted                    $  (0.03)     $ (0.16)   $ (0.10)    $ (0.38)
                                      ======       ======     ======      ======
 Weighted average number of shares
   of common stock outstanding
   during the periods - basic
   and diluted    Note 8               9,502        9,502      9,502       9,502
                                      ======       ======     ======      ======

           See notes to consolidated condensed financial statements.


                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                            (Amounts in thousands)


                                                               Additional
                             Series A Stock    Series B Stock   Paid-In
                             Shares  Amount    Shares  Amount   Capital   (Deficit)    Total
                             ------  ------    ------  ------   -------   --------    -------
 Balance, January 1, 2001     7,466  $  746     2,037  $  204   $40,961   $(50,635)   $(8,724)
 Net (loss)                       -       -         -       -         -       (970)      (970)
 Conversion of Series B
   stock to Series A stock        1       -        (1)      -         -          -          -
                             ------  ------    ------  ------   -------   --------    -------
 Balance, June 30, 2001       7,467  $  746     2,036  $  204   $40,961   $(51,605)   $(9,694)
                             ======  ======    ======  ======   =======   ========    =======

           See notes to consolidated condensed financial statements.


                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)


                                                             Six Months Ended
                                                                  June 30,
                                                           -------------------
                                                             2001        2000
                                                           -------     -------
 Cash flows from operations:
   Net (loss)                                             $   (970)   $ (3,654)

   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                           120         195
       Interest imputed on 10% convertible notes               ---       1,000
       Other                                                     9         273
       Changes in operating assets and liabilities:
         Trade accounts receivable                              33         262
         Inventory                                             515       1,060
         Other assets                                          (31)       (160)
         Trade accounts payable                                 (8)       (746)
         Other liabilities                                   1,017        (485)
                                                           -------     -------
 Total cash (used in) operating activities                     685      (2,255)
                                                           -------     -------
 Cash flows from investing activities:
   Additions to property, plant and equipment                   (7)        (63)
     Decreases to property, plant and equipment                ---          97
                                                           -------     -------
 Total cash provided by (used in) investing  activities         (7)         34
                                                           -------     -------
 Cash flows from financing activities:
   Net proceeds from 10% convertible debt                       52         850
   Net proceeds from (repayments of) long-term debt           (895)      1,384
                                                           -------     -------
                                                              (843)      2,234
                                                           -------     -------
 Decrease in cash and temporary investments                   (165)         13
 Cash and temporary investments at beginning of period         264           6
 Cash and temporary investments at end of period          $     99    $     19
                                                           =======     =======
 Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                             $    135    $    116
     Income taxes                                         $      -           -


           See notes to consolidated condensed financial statements.


                 STEVENS INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)



 1. The consolidated condensed balance sheet as of June 30, 2001, the consolidated condensed statement of stockholders' equity for the period ended June 30, 2001, and the consolidated condensed statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001 and 2000 have been made.

      The above financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information included in the 2000 Form 10-K. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

 3.   Inventories consist of the following:

                                           June 30, 2001
                                           -------------
                                            (Amounts in
                                             thousands)

        Finished product                      $   335
        Work in progress                            2
        Raw materials                           3,295
                                               ------
                                              $ 3,632
                                               ======


 4. The bank credit facility due date was extended to August 31, 2001 with mandatory reductions in borrowing availability of $35,000 per week beginning July 2, 2001. The Company is in the process of finding suitable replacement financing. For a description of the status of the bank credit facility at June 30, 2001, see "Liquidity and Capital
      Resources". Substantially all assets of the Company continue to be pledged as collateral on the Company's credit facilities.

      On March 31, 2000, the Company completed the funding of a private placement of $1 million of 10% convertible subordinated notes (the Notes"). Net proceeds of the notes were used for working capital. The notes were issued in increments of $50,000. In September 2000 and March 2001, the Notes were increased a total of $102,500 in lieu of paying the interest for the first twelve months in cash. The Notes are convertible into 2,200,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime on or after the fifteenth day following the original issue date of the Notes and prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

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

 7.   The Company's effective  tax rate  was 0%  in 2001  and 2000.   Due  to
      accumulated losses, there were no recoverable income taxes for the three and six months ended June 30, 2001.

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

 9. All revenues in the three and six months ended June 30, 2001 and 2000 were in the Company's banknote inspection, printing and packaging equipment business segment.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS

 RECENT DEVELOPMENTS

    Stevens International, Inc. is continuing to experience losses and cash flow difficulties. We are exploring various alternatives to solve these problems, including raising of additional capital, spin off or sale of assets, recapitalization, mergers, and aggressive pursuit of all available currency and printing equipment prospects. There can be no assurance that any of these initiatives will be successful.

    In September, 2000, we entered into discussions for a possible combination with Graphic Systems Services, Inc., a privately held printing equipment manufacturer located in Springboro, Ohio. On April 16, 2001 Graphics Systems Services notified us that merger negotiations have been terminated due to their inability to finance the transaction.

 Liquidity and Capital Resources

    Our operations require capital primarily to fund ongoing operations, to service existing debt and to pursue our strategic objectives including new product development and penetration of international markets. Our working capital needs typically increase because of a number of factors, including the duration of the manufacturing process and the relatively large size of most new equipment orders. Net cash provided by operating activities was $0.7 million in 2001. Net cash provided by (used in) operating activities (before working capital requirements) was $(0.8) million in 2001. Working capital provided cash of $1.5 million in 2001.

    On March 31, 2000, we completed a private placement of $1 million of 10% convertible subordinated notes ("the Notes") due March 31, 2003. Net proceeds of the Notes were used for working capital. The Notes were issued in increments of $50,000. In September 2000 and March, 2001, we elected to increase the Note in lieu of paying the interest for the first twelve months in cash. The $1,102,500 Notes are convertible into 2,200,000 shares of Series A Common Stock ("SVEIA") of the Company at $0.50 per share, subject to adjustment. The conversion of the Notes is at the holder's option anytime prior to the close of business on their maturity date. Issue costs for the Notes aggregated approximately $151,000.

     Our capital expenditures were $7,500 in 2001, and were used primarily for computer modernization.

    Our bank credit facility bears interest at 1.25% over prime and matures August 31, 2001. Under the bank facility, the Company's maximum borrowings are limited to a borrowing base formula, which cannot exceed $4.0 million and may be in the form of direct borrowings and letters of credit. As of June 30, 2001 there were $3.3 million in direct borrowings and no standby letters of credit outstanding, with no additional availability for such borrowings. The Company is not in compliance with some of the covenants of its senior bank line of credit loan agreement. The principal default involved the failure to make the required pension plan payments in 1999 and 2000, which necessitated the filing of a distress termination request (see below). The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The borrowings under the bank credit facility are subject to various restrictive covenants related to financial ratios as well as limitations on capital expenditures and additional indebtedness. The Company is not allowed to pay dividends.

    The Company's bank credit facilities have first liens on certain assets of the Company, principally inventory, accounts receivable, and the Company's Texas real estate. Paul I. Stevens' loans aggregating $6.7 million at June 30, 2001 have first liens on certain assets of the Company, principally the assets of a foreign subsidiary, and certain accounts receivable for new customer equipment. Mr. Stevens has second liens on all other assets of the Company. The secured loans from Paul I. Stevens are due September 30, 2002 and bear interest at rates that vary up to 2% over bank prime.

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

    The 1999 filing for distress termination of the plans began a series of negotiations with the PBGC regarding funding of the pension benefits of employees. The PBGC determined that the Company will be unable to pay benefits when due and that the plans must be terminated in order to protect the interests of the plan participants. The PBGC became statutory trustee at November 15, 1999, the effective date of the termination of the plans. The PBGC, on behalf of the Company's pension plan for bargaining unit employees, has filed liens against all property and rights to property of the Company in the aggregate amount of $1.6 million. The assets of the pension plans were also taken over by the PBGC. The Company and the PBGC are negotiating terms of a financial settlement for installment payments to be made by the Company to the PBGC over the next 7-8 years. The estimated present value of the anticipated payments to the PBGC has been recorded at June 30, 2001 in the amount of $0.63 million.

    The Company may incur, from time to time, additional short- and long-term bank indebtedness (under its existing credit facility or otherwise) and may issue, in public or private transactions, its equity and debt securities to provide additional funds necessary for the continued pursuit of the Company's operational strategies. The availability and terms of any such sources of financing will depend on market and other conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms and conditions acceptable to the Company. Through June 30, 2001, the Company's Chairman and Chief Executive Officer has loaned the Company $6.7 million for its short-term cash requirements. As of August 8, 2001, this amount has not been repaid.

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


 RESULTS OF OPERATIONS

 Comparison of Six Months Ended June 30, 2001 and 2000

 Sales The Company's sales for the six months ended June 30, 2001 increased by $0.4 million (or 20.5%) compared to sales in the same period in 2000 due primarily to a $1 million 2001 contract for converting one automatic currency examination ("ACE") machine to inspect the new EURO banknotes, offset by decreases in packaging systems products ($0.6 million).

 Gross Profit The Company's gross profit for the six months ended June 30, 2001 increased by $0.5 million compared to gross profit in the same period in 2000. The gross profit margin increased to 15.2% of sales as compared to a gross margin loss of (8.3%) in the comparable period in 2000 due to the impact of the $1 million contract discussed in the previous paragraph, reduced depreciation expense in 2001, and partially offset by continuing high costs of idle plant and underutilized personnel due to low production volume in 2001 and 2000.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.9 million (or 53 %) for the six months ended June 30, 2001 compared to the same period in 2000 due to cost reduction efforts in connection with the reduced volume of sales and certain insurance premium refunds in 2001. Selling, general and administrative expenses for the six months ended June 30, 2001 were 32.6% of sales compared to 83.4% of sales for the same period in 2000 due to the increase in sales in 2001 and the reduced level of expense from cost reductions.

 Other Income (Expense) The Company's interest expense decreased by $0.9 million for the six months ended June 30, 2001 compared to the same period in 2000 due to the $1.0 million in imputed interest recorded in 2000 on the issuance of the 10% convertible subordinated notes due March 31, 2003 (see
 Note 4). Interest income was negligible for the six months ended June 30, 2001 and 2000. The loss on sale of assets of $0.27 million in 2000 was a result of the sale of certain assets and settlement of certain obligations retained in the sale of Zerand Division in 1998.

 Comparison of Three Months Ended June 30, 2001 and 2000

 Sales The Company's sales for the three months ended June 30, 2001 increased by $0.5 million (or 40%) compared to sales in the same period in 2000 due primarily to a $1 million 2001 contract for converting an ACE machine to inspect the new EURO banknote, offset by decreases in packaging systems products.

 Gross Profit The Company's gross profit for the three months ended June 30, 2001 increased by $427 thousand compared to gross profit in the same period in 2000 due primarily to the impact of the $1 million contract discussed in the previous paragraph, and from reduced depreciation expenses in 2001. Gross profit margin for 2001 increased to 17% of sales as compared to a gross margin loss of (11.2%) in 2000. This increase in gross profit margin in 2001 was due primarily to the ACE conversion job previously discussed and reduced depreciation expense in 2001.

 Selling, General and Administrative Expenses The Company's selling, general, and administrative expenses decreased by $0.5 million (or 60%) for the three months ended June 30, 2001 compared to the same period in 2000 due to continuing cost reduction efforts and certain insurance premium refunds in 2001. Selling, general and administrative expenses for the three months ended June 30, 2001 were 19.7 % of sales compared to 69.7% of sales for the same period in 2000 due to cost reduction efforts.

 Other Income (Expense)   The Company's net interest expense increased by $26
 thousand for the three months ended June 30, 2001 compared to the same period in 2000 due to the increased borrowing costs in 2001.

 Tax Matters The Company's effective state and federal income tax rate ("effective tax rate") was 0% for 2001 and 2000. Due to continuing losses in 2001, there were no recoverable tax benefits for the three and six months ended June 30, 2001.

 Backlog and Orders The Company's backlog of unfilled orders at June 30, 2001 was approximately $0.9 million compared to $1.7 million at December 31, 2000. The backlog of repair and refurbished equipment jobs at June 30, 2001 decreased $0.8 million as compared to year-end 2000. The backlog at June 30 in each of the preceding five years has ranged from a low of $1.4 million in 2000 to a high of $13.8 million in 1997.

 Orders for the six months ended June 30, 2001 were $1.7 million compared to $1.9 million for the comparable period in 2000, a decrease of $0.2 million while shipments increased $419 thousand. The decreased order flow is the result of only one major printing and packaging system order in the first six months of 2001.

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


 PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings

 On April 9, 2001, a Waukesha, Wisconsin County Circuit Court, awarded a $1.25 million order for judgment against the Company and its former subsidiary, Zerand Corporation, related to a dispute over an alleged commission due to a European agent on a 1989 project for the former Soviet Union. The $1.25 million is included in "other current liabilities" at June 30, 2001. There would be no assets available to collect on this judgment due to prior lien holder claims, including our senior bank lender, Paul I. Stevens, the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Although there can be no certainty as to the outcome of negotiations, we are attempting to settle this judgment on a basis more favorable to the Company.

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


 Item 2.  Submission of Matters to a Vote of Security Holders

 The Company held its 2001 Annual Meeting of Stockholders (the "Meeting") on June 7, 2001 At the Meeting, the stockholders of the Company considered and voted upon the following matters, with the results indicated:

 (1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuing year:


         Series A Nominees       Votes For   Votes Against
         -----------------       ---------   -------------
         James D. Cavanaugh      6,914,159       9,804

         Edgar H. Schollmaier    6,914,159       9,804



         Series B Nominees
         -----------------
         Paul I. Stevens         1,968,808         362

         Richard I. Stevens      1,968,808         362

         Constance I. Stevens    1,968,808         362



 Item 3.  Defaults Upon Senior Securities

 The Company continues to experience weakness in sales and losses from operations due to a declining market for the Company's products and competitive pressures. As a result, violations of certain bank financial covenants are continuing, including failure to make required pension plan payments in 1999 and 2000, maintaining of required working capital and net worth covenants, and the allowing of certain court-ordered judgments (see
 Item 1 above).

 The Company's senior lender has declined to grant waivers of the defaults. Although the bank can declare the full amount of the loan immediately payable at any time, it has not done so. The senior bank debt is classified as a current obligation at June 30, 2001.


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

                                    STEVENS INTERNATIONAL, INC.




    Date: August 10, 2001           By:  /s/  Paul I. Stevens
                                    -------------------------
                                    Paul I. Stevens
                                    Chief Executive Officer
                                    and Acting Chief Financial Officer